Form 10QSB
period 1996-05-31
NOFIRE TECHNOLOGIES INC
filed 1996-07-12
CIK 823070

1 of 13

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                           FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period Ended May 31, 1996

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from ________

                 Commission File Number: 0-19945

                       NoFire Technologies, Inc.
         (Name of small business issuer in its charter)

            Delaware
22-3218682_____
      (State or other jurisdiction of
(I.R.S. Employer
       incorporation or organization)
Identification No.)

    21 Industrial Avenue, Upper Saddle River, New Jersey
07458_____
      (Address of principal executive offices)
(Zip Code)

      Issuer's telephone number (201) 818-1616

Check  whether  the issuer (1) filed all reports required  to  be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES X   NO

Check  whether  the  issuer has filed all documents  and  reports required  to be filed by Section 12, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed by the Court.
                           YES X   NO

State  the  number of shares of each of the issuer's  classes  of
common  equity  outstanding  at  the  latest  practicable   date:
8,288,782 shares of Common Stock as of July 1, 1996.

Transitional Small Business Disclosure Format (check one):

Yes       No    X
                    NOFIRE TECHNOLOGIES, INC.

                           FORM 10-QSB

                              INDEX


PART I - FINANCIAL INFORMATION
PAGE

Item 1.        Unaudited Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          May 31, 1996 and August 31, 1995
3

          Consolidated Statements of Operations for
          the Nine Months ended May 31, 1996 and 1995;
          and the Three Months Ended May 31, 1996
          and 1995                                          5

          Consolidated Statements of Cash Flows for the
          Nine Months ended May 31, 1996 and 1995
6

          Notes to Unaudited Consolidated Financial
          Statements
8

Item 2.        Management's Discussion and Analysis of
          Financial Condition and Results of Operations
11


Part II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K
13

          Signatures
13












                 Part I - Financial Information

Item 1.  Financial Statements

           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

                   CONSOLIDATED BALANCE SHEETS

                                       May 31,       August 31,
                                         1996           1995

                                     (UNAUDITED)

               ASSETS

CURRENT ASSETS:
     Cash                                       $              $
                                           12,506        103,288
     Cash, restricted                           0      1,393,154
     Accounts receivable                    1,035        --
     Inventory                             49,165         29,276
     Prepaid expenses                      14,319         16,600

     Total Current Assets                  77,025      1,542,318

EQUIPMENT, less accumulated                 7,044          5,975
depreciation

OTHER ASSETS:
     Patents, less accumulated
amortization of                         1,275,000      1,500,000
       $225,000 at May 31, 1996
     Excess of reorganization value
over net assets,
       less accumulated amortization      179,368        211,021
of $31,653 at
       May 31, 1996
     Security deposits                     27,473         18,759

                                        1,481,841      1,729,780

                                                $              $
                                        1,565,910      3,278,073




See accompanying notes to consolidated financial statements


           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

                   CONSOLIDATED BALANCE SHEETS

                                          May 31,       August 31,
                                            1996           1995

                                        (UNAUDITED)

 LIABILITIES AND STOCKHOLDERS' EQUITY
             (DEFICIENCY)

CURRENT LIABILITIES:
       Current   portion   of   settled            $              $
liabilities                                  592,250      1,254,630
     Accrued expenses                        498,289        709,826
      Estimated provision for unsettled       49,000         50,000
liabilities
     Due to officers                         175,000         10,000

                                           1,314,539      2,024,456

LONG TERM LIABILITIES:
      Settled liabilities, less current    1,860,560      2,116,125
maturities
      Convertible debentures -  8%  due      436,002        --
January 31, 1999

                                           2,296,562      2,116,125

     Total Liabilities                     3,611,101      4,140,581

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Common stock $.20 par value:
       Authorized - 25,000,000 shares
         Issued   and   outstanding   -    1,637,756      1,637,400
8,188,782 shares
     Capital deficiency                  (2,405,265)    (2,404,908)
     Retained earnings (deficit)         (1,277,682)        --
     Stock subscription receivable           --            (95,000)

        Total    Stockholders'   Equity  (2,045,191)      (862,508)
(Deficiency)

                                                   $              $
                                           1,565,910      3,278,073



See accompanying notes to consolidated financial statements

           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Cumulative
                                                             During
                      For the Nine       For the Three     Developmen
                         Months              Months         t Stage
                      Ended May 31        Ended May 31
                     1996     1995       1996      1995      (Since
                                                           Inception)

                       (UNAUDITED)        (UNAUDITED)


NET SALES                        $          $         $         $         $
                            35,274     39,194     6,054       612   335,294

COSTS AND EXPENSES:
     Cost of sales          21,650     23,619     3,694     2,771   216,297
     Selling, general and 1,106,91    454,775   368,058   138,894  4,867,78
administrative                   2                                        3

                          1,128,56    478,394   371,752   141,665  5,084,08
                                 2                                        0

LOSS FROM OPERATIONS      (1,093,2   (439,200  (365,698  (141,053  (4,748,7
                               88)          )         )         )       86)

OTHER EXPENSES:
     Interest expense      184,394      --       65,756     --      204,792
     Reorganization items    --         --        --        --      365,426
     Litigation              --         --        --        --      198,996
settlement

                           184,394      --       65,756     --      769,214

LOSS BEFORE DISCONTINUED
  OPERATIONS AND
  EXTRAORDINARY ITEM      (1,277,6   (439,200  (431,454  (141,053  (5,518,0
                               82)          )         )         )       00)

DISCONTINUED OPERATIONS      --         --        --        --     (1,435,3
                                                                        92)

LOSS BEFORE EXTRAORDINARY (1,277,6   (439,200  (431,454  (141,053  (6,953,3
ITEM                           82)          )         )         )       92)

EXTRAORDINARY ITEM - Gain
on                           --         --        --        --      449,583
  debt discharge

NET LOSS                         $          $         $         $         $
                          (1,277,6   (439,200  (431,454  (141,053  (6,503,8
                               82)          )         )         )       09)


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING      8,188,78   3,466,39  8,188,78  3,466,39
                                 2          5         2         5

EARNINGS (LOSS) PER SHARE        $          $         $         $
                            (0.16)     (0.13)    (0.05)    (0.04)

See accompanying notes to consolidated financial statements
           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Cumulativ
                                                        e During
                                  For the Nine Months  Developme
                                     Ended May 31       nt Stage
                                    1996       1995      (Since
                                                       Inception
                                                           )

                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $         $           $
                                       (1,277,682  (439,200   (6,503,80
                                                )         )          9)
Adjustments to reconcile net loss to
  net cash flows from operating
activities:
     Depreciation and amortization        259,068    15,759     352,009
     Extraordinary gain on debt            --         --      (449,583)
discharge
     Revaluation of assets and
liabilities                                --         --        482,934
       to fair value
     Litigation settlement                 --         --        198,996
     (Increases) decreases in assets
and
       (decreases) increases in
liabilities: (net of
       effects from reverse purchase
acquisition)
          Accounts receivable             (1,035)     --        (1,035)
          Inventory                      (19,889)  (13,900)    (49,165)
          Prepaid expenses                  2,280     --       (14,320)
          Accrued expenses                 15,385    26,627   3,032,198
          Income taxes payable             --         1,080      --
          Security deposits               (8,714)   (3,401)    (27,473)
          Obligation from discontinued     --         --         51,118
operations

Net cash flows from operating          (1,030,587  (413,035   (2,928,13
activities                                      )         )          0)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of equipment                (3,485)     --       (26,770)
     Increase in patent costs              --       (4,093)   (131,290)
     Acquisition accounted for as a
       reverse purchase                    --         --      (517,893)

Net cash flows from investing             (3,485)   (4,093)   (675,953)
activities

See accompanying notes to consolidated financial statements

           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Cumulativ
                                                        e During
                                  For the Nine Months  Developme
                                     Ended May 31       nt Stage
                                    1996       1995      (Since
                                                       Inception
                                                           )

                                      (UNAUDITED)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipt of payment on stock
subscriptions                              95,000     --      3,071,340
       receivable
     Proceeds from issuance of long-      436,002     --      1,221,115
term debt
     Proceeds of notes payable and        165,000   418,613     886,000
officer advances
     Payment of settled liabilities    (1,145,866     --      (1,486,86
                                                )                    6)
     Payments on notes payable             --         --       (75,000)

Net cash flows from financing           (449,864)   418,613   3,616,589
activities

NET CHANGE IN CASH                     (1,483,936     1,485      12,506
                                                )

CASH AT BEGINNING OF PERIOD             1,496,442     1,230      --

CASH AT END OF PERIOD                           $         $           $
                                           12,506     2,715      12,506


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                   $  $      -           $
                                           27,938  -             48,336

Income taxes paid                      $        -  $      -   $       -
                                       -           -          -

Common stock issued in exchange for    $        -  $      -           $
settlement of debt                     -           -             46,750

Common stock issued in exchange
  for subscriptions receivable         $        -  $     --           $
                                       -                      1,279,059

See accompanying notes to consolidated financial statements

           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                          MAY 31, 1996


NOTE 1 - Basis of Presentation

The balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 1995 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSB for the most recent fiscal year.

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of warrants outstanding and shares issueable in connection with the convertible debentures is not included since it would be anti-dilutive.


NOTE 2 - Reorganization:

Prior to August 11, 1995, the effective date of its confirmed Plan of Reorganization (the "Plan") pursuant to Chapter 11 proceedings under the United States Bankruptcy Code (the "Code"), the Company operated under the name of PNF Industries, Inc. ("PNF") and subsidiaries.

PNF was organized under the laws of the State of Delaware on July 13, 1987. Effective February 27, 1990, PNF acquired all the outstanding common stock of Portafone Communications, Inc. ("Portafone") with its wholly owned subsidiary, Unicell Corporation ("Unicell"). Portafone was engaged in the business of selling, installing and renting cellular telephones. Unicell was licensed to act as a reseller of cellular services in New York and Massachusetts. The cellular phone business was discontinued during calendar year 1993.
           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                          MAY 31, 1996


Effective August 6, 1991, PNF acquired 89% of the outstanding common stock of both No Fire Engineering, Inc. and No Fire Ceramic Products, Inc. in a transaction accounted for as a reverse acquisition. Collectively, those two companies developed, manufactured and sold fire retardant intumescent products.

On Agust 31,1994, involuntary petitions for relief under Chapter 11of the Code were filed against the Company and certain of its subsidiaries. Under the provisions of the Code, claims against the Company in existence prior to the Petition Date were stayed. The Company continued its business operations and was managed by a Bankruptcy Trustee. On April 7, 1995 the Bankruptcy Court confirmed the Plan. The Plan provided that virtually all pre-petition claims of the Company would be paid in full over a four-year period.

On August 11, 1995, the effective date of the Plan, PNF emerged from Chapter 11 as a reorganized company under the name NoFire
Technologies, Inc. For financial reporting purposes, the Company reported the effective date as of August 31, 1995.

As of August 11, 1995 the Company adopted "fresh start reporting" and implemented the effects of such adoption in its balance sheet as of August 31, 1995.


NOTE 3 - Fresh Start Reporting:

At August 31, 1995, under the principles of fresh start reporting, the Company's total assets were recorded at their estimated reorganization value of $1,750,000, with such value allocated to identifiable assets on the basis of their estimated fair value. The reorganization value included the patents for intumescent fire retardant products which patents were valued at $1,500,000.


NOTE 4 - Management's Actions to Overcome Operating and Liquidity
Problems:

The Company's financial statements have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and raising additional financing.


           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

                          MAY 31, 1996


The Company has a liability for settled claims payable to creditors and accrued expenses incurred in connection with the Plan. Without the achievement of profitable operations or additional financing, funds for payment would not be available.

Management believes that actions currently being undertaken to revise the Company's operations and marketing efforts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

                  Exercise
      Shares       Price
      590,00         $
           0        1.00
       5,000
                    2.00
      35,000
                    2.50
      50,000
                    3.25
      24,000
                    5.00
      704,00
           0


Warrants for an additional 400,000 shares at an exercise price of $1.00 were authorized on August 16, 1995 but have not yet been issued.

The warrants, including those not yet issued, will vest to the holders in various intervals ranging from issue date to three years from issuance.

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations

General

The Company continued its product improvement and testing. It believes that it has developed products of sufficient distinctiveness to enable it to apply for three additional patents during the current fiscal year. In addition, the Company accelerated its marketing efforts to develop new applications and attract new customers. Although sales during the first nine months were nominal, the Company believes it will start to obtain more substantial commercial sales in the fourth quarter of the current fiscal year. The Company's most pressing need is a cash infusion to fund current operating expenses as discussed below in the section on Liquidity and Capital Resources. The Company's product line is now at the stage where it can be sold commercially in a form that is safe, easy to use and performs its intended function well. The Company intends to continue to develop new related products and applications as market opportunities dictate. The number of manufacturing employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant. Additional sales and marketing efforts will be provided by commissioned independent contractors.


Comparison Nine Months Ended May 31, 1996 and May 31, 1995

The Company remained a development stage company. Sales of $35,274 for the nine months ended May 31, 1996 represented a decline of 10% from the $39,194 sales for the comparable nine-month period of the prior year. Cost of goods sold during the same periods decreased 8%, from $23,619 to $21,650. Selling, general and administrative expenses for the nine-months ended May 31, 1996 were $1,106,912, a 143% increase over the $454,775 from the similar period in the prior year. In the earlier period, the bankruptcy trustee limited expenditures to survival levels: there was no building for the future. In the current period, the new management continued expenditures aimed at putting the reorganized company into a position to seek sales opportunities through aggressive testing and marketing efforts and to have an organization in place to properly administer a larger publicly traded company. Additionally, accounting rules related to the recent bankruptcy mandated that the reorganization values for patents and excess of reorganization value over net assets be amortized over a five-year period, resulting in a charge of $256,653 which is included in selling, general and administrative expenses for the current period. Those rules also required that future annual payments of Chapter 11 claims be stated at their net present value. The increase in that present value as the due date gets closer is offset by a charge to interest expense. Such charge in the current period is $164,504.


Comparison Three Months Ended May 31 1996 and May 31, 1995

Sales of $6,054 for the quarter ended May 31, 1996 represented an 889% increase from the $612 of the similar quarter of the prior year. Cost of goods sold increased 33%, from $2,771 to $3,694 resulting in a Gross Profit of $2,360, as compared to a loss of $2,159 in the prior year. Selling, general and administrative expenses in the quarter ended May 31, 1996 totaled $368,058, an increase of $229,164 or 165% from the $138,894 of the earlier quarter. Comments relative to the changes are similar to those above for the nine months ended May 31. In 1996 the amortization of patents and excess reorganization were $85,551, and the interest cost related to the value of Chapter 11 claims was $54,834.


Liquidity and Capital Resources

At May 31, 1996 the Company had cash balances of $12,506.

During the second and third quarters of the current fiscal year, the Company made a private placement of 8% debentures convertible into shares of common stock at a price of $1.00 per share. Interest accrues until the earlier of conversion or maturity on January 31, 1999. Through May 31, 1996, $436,002 of principal amount had been issued.

The Company will need additional cash infusion to fund its operating costs until it is self-sustaining and to pay the next installment of obligations to Chapter 11 claimants at the end of the current fiscal year. Alternate sources of funding are being considered to meet these requirements including exercise of warrants, bank and other borrowings, issuance of convertible debentures and the sale of equity securities in a public or private offering.

                   Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

No  reports on Form 8-K were filed during the quarter  ended  May
31, 1996.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 12, 1996                         NoFire Technologies,
Inc.



                              By: /S/ Sam Oolie
                                          Sam Oolie
                                            Chairman  and   Chief
Executive Officer



                              By: /S/ Charles R. Stone
                                    Charles R. Stone
                                                         Vice
     President and Chief Financial Officer
                                                       (Chief
     Accounting Officer)