Form 10KSB/A
period 1996-05-31
NOFIRE TECHNOLOGIES INC
filed 1996-08-26
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                             FORM 10-QSB/A

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly Period Ended May 31, 1996

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from __________

                   Commission File Number:  0-19945

                      NoFire Technologies, Inc.
             (Name of small business issuer in its charter)

     Delaware                                22-3218682
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

     Issuer's telephone number  (201) 818-1616

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required toi file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES X     NO

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court.

                             YES X     NO

State the number of shares of each of the issuer's classes of common equity outstanding at the latest prcticable date: 8,288,782 shares of Common Stock as of July 1, 1996.

Transitional Small Business Disclosure Format (check one):

Yes     No X




EXHIBIT 27 - FINANCIAL DATA SCHEDULE

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          AUG-31-1995
[PERIOD-END]                               MAY-31-1996
[CASH]                                          12,506
[SECURITIES]                                         0
[RECEIVABLES]                                    1,035
[ALLOWANCES]                                         0
[INVENTORY]                                     49,165
[CURRENT-ASSETS]                                77,025
[PP&E]                                           7,044
[DEPRECIATION]                                  19,725
[TOTAL-ASSETS]                               1,565,910
[CURRENT-LIABILITIES]                        1,314,539
[BONDS]                                        436,002
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     1,637,756
[OTHER-SE]                                 (3,682,947)
[TOTAL-LIABILITY-AND-EQUITY]                 1,565,910
[SALES]                                         35,274
[TOTAL-REVENUES]                                35,274
[CGS]                                           21,650
[TOTAL-COSTS]                                   21,650
[OTHER-EXPENSES]                             1,106,912
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             184,394
[INCOME-PRETAX]                            (1,277,682)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                        (1,277,682)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               (1,277,682)
[EPS-PRIMARY]                                   (0.16)
[EPS-DILUTED]                                   (0.16)


SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this repoert to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 23, 1996                     NoFire Technologies, Inc.



                                           By: /s/ Charles R. Stone
                                              Charles R. Stone
                                               Vice President and Chief
                                               Financial Officer
                                               (Chief Accounting Officer)