Form 10KSB
period 1996-08-31
NOFIRE TECHNOLOGIES INC
filed 1996-11-27
CIK 823070

                 U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR   15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 1996

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ________

                   Commission File Number: 0-19945

                     NoFire Technologies, Inc.
                     -------------------------
                 (Name of small business issuer in its charter)

               Delaware                          22-3218682
               --------                          ----------
         (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)      Identification No.)

     21 Industrial Avenue, Upper Saddle River, New Jersey 07458
     -----------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)

Issuer's telephone number: (201) 818-1616

Securities registered under Section 12(b) of the Exchange Act:

                               None

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $0.20 per share

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court.

                             YES X   NO___

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES X   NO___

Check if there is no disclosure of delinquent filers contained in this form in response to Item 405 of Regulation SB, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10 KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for it fiscal year ended August 31, 1996     $57,905

Aggregate market value of the voting stock held by
non-affiliates as of November 5, 1996:                      $5,358,150

Number of shares of common stock outstanding as of as of
November 5, 1996:                                            8,869,500

Documents incorporated by reference:

                                 NONE

Transitional small business disclosure format.

                             YES___  NO X

                                PART I

Item 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY; REORGANIZATION

     NoFire Technologies, Inc. ("NoFire" or the "Company") is a development stage company engaged in the development, manufacture and marketing of fire retardant, intumescent products. The Company was organized under the laws of the State of Delaware on July 13, 1987 and was formerly known as PNF Industries, Inc., and prior to that, Portafone International Cellular Communications, Inc. and NFW Capital Group, Inc.

     Effective February 27, 1990 the Company acquired all of the outstanding common stock of Portafone Communications, Inc. ("Portafone") and its wholly-owned subsidiary, Unicell Corporation ("Unicell"), in exchange for newly issued shares of the Company's common stock.
Portafone was engaged in the business of selling, installing, renting and operating cellular telephones. Unicell was a licensed reseller of cellular services in New York and Massachusetts.

     On August 6, 1991, the Company acquired 89% of the outstanding common stock of both No Fire Ceramic Products, Inc. and No Fire Engineering, Inc. (collectively the "No Fire Companies") in exchange for newly issued shares of PNF common stock together with an option to acquire the remaining 11% of such shares. The No Fire Companies were engaged in the business of developing and manufacturing fire retardant, intumescent products. For financial reporting purposes, the acquisition of the No Fire Companies was accounted for as a reverse acquisition of the Company by the No Fire Companies.

     The Company ceased operations in the cellular telephone business and sold the assets of Unicell, consisting essentially of customer accounts and accounts receivable, to Nationwide Cellular Services, Inc.
("Nationwide") in December, 1993 in exchange for Nationwide's assumption of certain indebtedness of Unicell.

     On August 31, 1994, involuntary petitions in bankruptcy were filed against the Company and certain of its subsidiaries in the U.S. Bankruptcy Court for the District of New Jersey. In late September 1994, the actions were consolidated and converted into a voluntary Chapter 11 reorganization proceeding in respect of the Company. On April 7, 1995, the Bankruptcy Court confirmed a Plan of Reorganization for the Company, which Plan became effective on August 11, 1995.

     Under the Plan, (i) all then outstanding Common Stock and other equity securities of the Company (including warrants, options and convertible securities) were canceled, (ii) new investors made an aggregate equity contribution of $2 million to the Company and thereby acquired 7,546,400 shares of new Common Stock at an average purchase price of $0.265 per share, (iii) public shareholders (defined as shareholders who (a) acquired their shares either in the Company's initial public offering or on the open market, (b) are not current or former members of the Company's management and (c) held more than ten shares of the Company's Common Stock prior to the effective date of the Plan (the "Effective Date")) received an aggregate of 433,600 shares of new Common Stock, and (iv) certain class action claimants received 20,000 shares of Common Stock. Claims of creditors, to the extent allowed under the Plan, are required to be paid over a four year period. (See Note 4 to Consolidated Financial Statements, page F 11.)

     The confirmed Plan also provided that the Board of Directors will consist of between five and nine individuals, that Sam Oolie, one of the new investors in the Company, shall be Chairman of the Board of Directors and Chief Executive Officer of the Company and shall have the right to designate a majority of the members of the Company's Board of Directors for a period of two years following the Effective Date, that Dr. Samuel Gottfried shall be President and Chief Technical Officer of the Company and that Charles R. Stone shall be Vice President and Chief Financial Officer of the Company upon the Effective Date. In addition, pursuant to the Plan, the Company amended and restated its Certificate of Incorporation and, as part of such amendment and restatement, changed its name to "NoFire Technologies, Inc."

BUSINESS OF THE COMPANY

     Since the disposition of its cellular telephone business in 1993, the sole business of the Company has been the development, manufacture and marketing of fire retardant products. The Company manufactures a fire retardant product for use as a coating material on many different kinds of substances to render them fire and heat resistant. The product can be manufactured in various liquid forms, specifically adapted for the particular substrate application and degree of protection required, or as a textile product, typically a woven fiberglass material, coated with the NoFire liquid product.

     The NoFire liquid product belongs to a class of materials called intumescents, which means that they expand in size when heated. Intumescents, which have been produced since the 1950s, have a high degree of fire retardancy and add significant additional protection to a coated surface upon expansion. The major performance characteristics of intumescent products include: useful temperature range; degree of fire and heat protection; adhesion to substrate; degree of toxicity, both in the liquid state and during combustion; amount of smoke developed during combustion; ease of application; durability; resistance to weather; and price. Early intumescent products, as well as many current products, have had significant deficiencies with respect to several of these important performance characteristics (primarily the degree of fire and heat protection, useful temperature range, and/or toxicity) that have limited their usefulness.

     The Company has developed intumescent products intended to eliminate or minimize these deficiencies and (i) provide significant protection for a wide range of substrates with relatively thin coats of fire potective material, (ii) be useful over a wider temperature range and (iii) utilize a waterbased, nontoxic formula. The NoFire products are manufactured based on two basic formulas, electrically conductive and nonconductive. Both formulas combine a fluid intumescent with ceramic fibers of various sizes and types, which together provide the desired fire retardancy.
Most applications require the nonconductive formula, while the conductive formula is useful for specific applications where electrical conductivity of the surface is advantageous. The NoFire formulas are covered by two United States Patents and corresponding patents and patent applications in over 30 foreign countries. The United States Patents are:

     Patent No.4,879,320 - Intumescent FireRetardant Coating Material,
        issued November 7, 1989 and
     Patent No.4,965,296 - Intumescent Fire-Retardant and Electrically-
        Conductive Coating Material, issued October 23,1990.

     Although the Company believes such patents are valid and enforceable, in the event of a challenge to their validity or an infringement of such patents, the Company's limited financial resources may restrict its ability to defend or enforce its rights under such patents in legal proceedings.

     During fiscal year 1996, the Company filed for two additional United States Patents.

     The NoFire products are potentially useful on many different substrates, including wood and wood products, metals (steel, aluminum, and various alloys), certain plastics, fabrics and textiles (fiberglass, natural and synthetic fibers). Industries and applications that are presently using these types of product or are developing applications for these products include the construction industry, public and private housing, maritime industry, airports, nuclear power plants and military. The Company is actively pursuing business opportunities in these and other markets, has passed numerous tests and obtained several certifications, but has not yet obtained contracts for, or achieved sales of, significant amounts of its products.

MARKETING/DISTRIBUTION

     The Company markets its products by using several different methods, depending upon the applications, industry, product, or territory being targeted. These methods include: direct marketing; use of independent agents/distributors; and exclusive and nonexclusive licensing arrangements. Because the Company has limited resources, it expects to rely primarily upon independent third parties to market and distribute its products.

COMPETITION

     There are many types of fire retardant products in general use today for many different applications. In addition to intumescent products, ablative, insulative and cementitious products are used, depending on the particular application, severity of fire retardancy requirements, weight, space restrictions, and cost. Competition for the NoFire products may include all of these types of fire retardants and will depend on the particular application targeted. Typically, each application has a product or fire retardant technique of choice, which is usually the least expensive fire protection that meets the necessary requirements. Among the Company's primary competitors (products) are: W.R. Grace & Co. (Monocote); Carboline Company (Pyrocrete, Pyrolite, Intumescent 285); U.S. Gypsum (gypsum board); Stanchem Manufacturing (Albiclad); A/D Fireproofing (A/D Firefilm); PPG Industries (PettChar); Dupont (Nextel); Textron, Inc. (Chartex); Minerals Technology, Inc. (Firex); Herbert Co. (Unitherm); Nullifire; and various wood coatings manufactured by Albi, American Vamag, 3M, and Dupont. Such products may have a substantial competitive advantage over the NoFire products because they either have an established share of the market, are well publicized and recognized, have passed the required tests and achieved the required approvals for use and/or are manufactured by substantial companies having far greater resources than the Company.

SOURCES OF SUPPLY

     The NoFire liquid products are a blend of numerous liquids and solids, purchased from various third party suppliers. Many of such components are currently available only from a small number of suppliers. In the event that such suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of NoFire products could be interrupted. The Company is developing alternative sources of supply for components and intends to continue to do so as the demand for its products warrants.

MAJOR CUSTOMERS

     The three largest customers during the most recent fiscal year represented 34%, 28% and 16% of total sales respectively. Because sales in the development stage are minimal, the Company is not dependent on any of these customers for future sales.

GOVERNMENT REGULATIONS AND APPROVALS; RESEARCH AND DEVELOPMENT

     For most applications, fire retardant products are required to undergo testing for approvals by government or independent laboratories. These requirements are typically determined by either government agencies, such as the Government Services Agency, or nationally recognized organizations, such as the American Society for Testing and

Material ("ASTM") or Underwriters Laboratories, Inc. ("UL"). Product development is continuing in many different areas, and the NoFire product has been tested and certified by independent laboratories for various applications in the areas of building materials and construction (ASTM E84-87, UL94, UL746C, ASTM E152 and UBC 42-2), transportation (NFPA 417, FAR 25.855(c)) and utilities (ASTM E81488). To date, the Company has not yet obtained approvals for use on such applications as structural steel, roofing and others. Such approvals must be obtained before the NoFire product can be used for any of these applications. There is no assurance that the NoFire product will satisfy these testing requirements or meet other performance criteria established by prospective customers. The Company conducts in-house fire and heat endurance tests exclusively for research and development and feasibility studies. These tests are used to develop applications and solutions to problems, but are not a substitute for tests by independent laboratories or government agencies that are generally required before the product can be sold for particular applications. The Company's direct costs for research and development (which has been conducted primarily by its president and chief technical officer, Dr. Gottfried, as a part of his overall duties) have not been material and have not been segregated for accounting purposes.

EMPLOYEES

     As of November 5, 1996, the Company had eight employees, six of whom were full-time employees.

Item 2.  DESCRIPTION OF PROPERTY

     The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space at an approximate monthly rental of $7,800 pursuant to a lease expiring August 31, 1997. The Company has the right to renew the lease for one additional one-year term.

Item 3.  LEGAL PROCEEDINGS

     Except for the bankruptcy reorganization proceeding described in
Item 1 in which the Bankruptcy Court has continuing jurisdiction relative to (i) the approval and payment of certain claims and expenses and (ii) disposition of the Company's patents, the Company is a party to two pending legal proceedings. Both proceedings are claims made by a former stockholder of the pre petition companies for (1) the Company's deposit held by the landlord of the leased premises and (2) certain furniture and equipment used by the Company. The estimated amount of the claims is less than $30,000. It is the opinion of counsel that both claims are without merit.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               None

                                PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     For the period September 1, 1994 to August 31, 1995 the Company's Common Stock was listed in the over-the counter "pink sheets", but according to information provided by the National Quotation Bureau, Inc., no bid or ask prices were reported for such period and continuing until September 13, 1995. Beginning with transactions on September 14, 1995 the Company's shares were listed on the "Electronic Bulletin Board". The National Quotation Bureau reported the following high and low bid quotation which reflect interdealer prices, without retail markup, mark down or commission and may not represent actual transactions.

                         1995-1996               1994 1995
     Quarter Ended     High      Low         High        Low
     -------------     ----      ---       ----      ----
     November 30       $4.75     $3.375     N/A      N/A
     February 28/29    $4.25     $3.00      N/A      N/A
     May 31            $3.25     $1.50      N/A      N/A
     August 31         $2.375    $1.125     N/A      N/A

     (b)  HOLDERS

     As of November 5, 1996, there were approximately 152 holders of record of the Company's outstanding Common Stock.

     (c)  DIVIDENDS

     The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its activities. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the first eleven and one-half months of fiscal year 1995 (through August 11, 1995), the Company's operations were disrupted by the reorganization under Chapter 11 and the court appointed Trustee.

In a limited fashion during that year and accelerating through fiscal 1996, the Company continued product development and application testing. As a result, several certifications were obtained for specific applications and two additional patent applications have been filed. Marketing efforts to develop new applications and establish new customers continued. Though this effort did not result in significant sales in fiscal year 1996, several events gave strong promise for fiscal 1997 and beyond. Those events include: highest rated intumescent product in recent U.S. Navy tests; NoFire material specified by The City of New York Department of Housing Preservation and Development; received first order from a stocking distributor; and successfully demonstrated a composite heat barrier to a consortium of nuclear generating plant safety engineers. The greatest obstacles to obtaining major sales contracts is the multitude of tests and approvals required and the high cost of the product. The Company intends to continue its research efforts to develop and improve its products to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant as sales increase, with additional sales and marketing efforts being provided by commissioned independent contractors.

LIQUIDITY AND  CAPITAL RESOURCES

During fiscal year 1996 funds needed to continue the Company's product development and marketing efforts were provided by the sale of convertible debentures and the private sale of common stock with warrants in the respective amounts of $436,000 and $300,000.

As discussed in Note 4 to the Financial Statements, and because of limited cash resources, the Company has deferred payment of the $568,855 second installment of the Chapter 11 liability to unsecured creditors that was due in late September 1996. In order to pay that liability and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, and sale of debentures and/or equity securities in a public offering or private investment transactions. Through November 5, 1996, an additional amount of $320,000 was obtained in private sales of common stock with warrants.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 1996 AND 1995

The Company remained a development stage company in fiscal year 1996. Sales of $57,905, represented an increase of $10,278 or 22% from the $47,627 in the prior year.

The net loss of $1,634,802 for fiscal year 1996 was $797,592 or 95% greater than the loss of $837,210 in the prior year.

General and administrative expenses of $1,429,848 in fiscal year 1996 were $527,424 or 58% greater than the prior year. In the prior year, the bankruptcy trustee limited expenditures to survival levels with no building for the future. In the current year new management incurred expenditures to permit the reorganized company to seek sales opportunities through aggressive testing and marketing efforts and to have an organization in place to administer properly a larger publicly traded company. In fiscal 1996 testing expenses of $91,000 were $87,000 greater than the prior year. Administrative salaries paid in fiscal 1996 totaled $323,000 with an additional $190,000 deferred at year end. This compares with $150,000 and $7,000 respectively from the prior year. Deferred amounts will not be paid until operations permit such payment. Additionally, the reorganization values for patents and excess of reorganization value over net assets are being amortized over a five-year period, resulting in a charge of $342,200 in the current period. A major decrease in general and administrative expense resulted from a reduction in professional fees where the expense of $141,900 in fiscal year 1996 represented a decrease of $282,500 or 67% from the $424,400 of the prior year when major expenses were incurred during the period in Chapter 11.

Accounting rules related to future annual payments of Chapter 11 claims require that such claims be stated at their net present value. As a result, the Company will recognize interest expense over the scheduled repayment term of the claims. The expense recognized in fiscal year 1996, the first year of such expense, was $208,258.

In fiscal year 1995 there were expenses considered "reorganization items" totaling $365,426 which were not incurred in fiscal 1996. Also in the prior fiscal year there was an extraordinary income item "Gain on Debt Discharge" of $449,583 which was not available in fiscal 1996.

Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 1996, together with the report thereon by the Company's independent auditors, Wiss & Company, LLP, ("Wiss"), are set forth herein commencing on page F-1 of this Form 10KSB and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

     The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

Dr. Samuel Gottfried          50        Director,President,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Bernard J. Koster             63        Director

Gerald H. Litwin              54        Director

General (Ret.) Robert M.      73        Director (Deceased
Montague, Jr. (Deceased)                October 1996)

Sam Oolie                     60        Director, Chairman
                                        of the Board and
                                        Chief Executive
                                        Officer
Charles R.Stone               64        Director, Vice
                                        President,
                                        Secretary, Treasurer
                                        and Chief Financial
                                        Officer

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

Dr. Samuel Gottfried

     Dr. Gottfried was named a director of the Company and appointed President of its fire retardant products subsidiaries in August 1991. He was appointed Interim Chairman of the Board and Chief Executive Officer on August 14, 1992. OnAugust 16, 1995 he was elected President, Chief Technical Officer and Assistant Treasurer of the Company. Dr. Gottfried holds a doctorate in electrical engineering from New York University and a Ph.D. in electrophysics from the Polytechnic Institute of New York.

Bernard J. Koster

          Mr. Koster has served as a Director of the Company since September, 1993. Mr. Koster is an attorney and accountant and since January 1, 1993 has been of counsel to the law firm of Gerald H. Litwin, P.A. formerly Litwin and Holsinger, Hackensack, New Jersey. Since 1993, Mr. Koster has also served as a Director of Tofutti Brands,
Inc., a    health food manufacturer.

Gerald H. Litwin

     Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past five years, Mr. Litwin, an attorney, has been the principal of Gerald H. Litwin, P.A. and previously a partner in the law firm of Litwin & Holsinger, Hackensack, New Jersey. Mr. Litwin's firm served as the Company's General Counsel.

Brigadier General (Ret.) Robert M. Montague, Jr. (Deceased)

     Gen. Montague served as a Director of the Company from August 1991 until his death in October 1996. During the last five years, Gen.
Montague had been an independent business consultant and since 1993 had also been a director of Transcolor, Inc.

Sam Oolie

     Mr. Oolie has served as a Director of the Company since September, 1993 and as Chairman of the Board and Chief Executive Officer since August 16, 1995. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privatelyowned investment company. Mr. Oolie also serves as a Director of Avesis, Inc., a provider of optical and dental services to employee groups, since March, 1985; Comverse Technology, Inc., a manufacturer of voicestorage and forwarding systems and messagemanagement computer services, since May, 1985; and Noise Cancellation Technologies, Inc., a company developing and manufacturing electronic noise cancellation devices, including electronic automobile mufflers, since April, 1987.

Charles R. Stone

     Mr. Stone became a Director of the Company on August 16, 1995. On the same date he assumed the offices of Vice President, Chief Financial Officer and Treasurer. In September 1995, he assumed the additional office of Secretary. Since May, 1987 Mr. Stone was the principal of C.R. Stone Associates, a consulting firm advising the management of small and start-up companies in the area of finance and administration.

     During the past five years, except as set forth in the next succeeding paragraph, none of the foregoing persons (a) has served as a general partner, or an executive officer of any business as to which a bankruptcy petition was filed during his service in such capacity or within two years thereafter; (b) was convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or (c) has been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction, permanently or temporarily barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activity.

     Dr. Gottfried, Mr. Koster, the late General Montague and Mr.Oolie were members of the Company's Board of Directors in 1994 when bankruptcy proceedings were commenced against the Company. In addition, Dr. Gottfried was a defendant in an action commenced by the Securities and Exchange Commission against the Company, Dr. Gottfried and certain former shareholders, officers, directors and accountants of the Company in the United States District Court for the District of New Jersey on September 27, 1994 alleging various violations of the federal securities laws by the defendants. The action was resolved through the entry of consent judgments against the defendants permanently enjoining the defendants, including the Company and Dr. Gottfried, against future securities laws violations.

     The Board of Directors of the Company has established an Executive Committee (Dr. Gottfried, Mr. Oolie and Mr. Stone), an Audit Committee (Mr. Koster, Mr. Litwin and Mr. Stone), and a Compensation Committee (Mr. Koster, Mr. Litwin and Mr. Oolie).

Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below.
Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 1996, 1995 and 1994, nor were there any longterm incentive plan awards, or stock options or stock appreciation rights.

     Nonemployee Directors are not compensated for Board of Directors meetings attended, except the late General Montague was to receive a fee of $500 for each meeting attended plus reimbursement of travel expenses for attending such meeting. He did not attend any meetings during fiscal year 1996.

                         SUMMARY COMPENSATION TABLE

                    For the Years Ended August 31, 1996, 1995 and 1994

Name and               Year Ended   Salary  Salary       Options  All Other
Principal Position     August 31    Paid    Deferred(1)  SAR's    Compensation
------------------     ----------   ------  -----------  -----    ------------

Sam  Oolie                1996      $50,678   $75,010     None       None
Chairman  of the Board    1995       $2,885    $4,327     None       None
and Chief Executive
Officer since
August 16, 1995

Samuel Gottfried          1996      $96,290   $39,988     None       None
Chairman of the Board     1995      $96,900    $2,308     (2)        None
through  August 15, 1995  1994      $15,000  $105,000     None       None
President and Chief
Technical Officer
since August 16, 1995

Charles R. Stone          1996      $54,488   $49,998      (3)       None
Vice President,           1995       $2,885    $2,885      (2)       None
Secretary, Treasurer
and Chief Financial
Officer since
August 16, 1995

Note (1) Amounts shown as salary deferred for fiscal years 1996 and 1995 represent amounts payable to such executives in the future commencing when the Company achieves sales at an annualized rate of $2 million. Amount shown as salary deferred for fiscal year 1994 represents amount deferred in such year that is being paid as unsecured claims pursuant to the Company's reorganization Plan.

Note (2) At a meeting of the Company's Board of Directors held on August 16, 1995 the Board authorized the issuance of Warrants to Dr. Gottfried to purchase 400,000 shares of Common Stock at a purchase price of $1.00 per share, such Warrants to vest in equal installments over a three-year period commencing in August, 1996. The Board also authorized the issuance of Warrants to Mr. Stone to purchase 75,000 shares of Common Stock at a purchase price of $1.00 per share, such Warrants to vest in equal installments over a threeyear period commencing August, 1996. Both Warrants were issued during the fiscal year ended August 31, 1996.

Note (3) In consideration of advances, loans and other considerations, the Company granted to Mr. Stone on February 9, 1996 a warrant to purchase 50,000 shares of Common Stock at a purchase price of $3.25 per share with immediate vesting.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Dr.
Gottfried for a term of three years effective August 11, 1995 at an annual salary not to exceed $135,000 in the first year. The Company has no other employment agreements.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 5, 1996 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      ---------------------
Sam Oolie                        1,600,000                18.40%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 1,333,333                14.81%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Charles R. Stone                   395,400                 4.42%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                   92,550                 1.04%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                    87,500                  .98%
Two University Plaza
Hackensack, NJ  07601

Robert M. Montague (Deceased)        2,567                  .03%
Madison Street
Alexandria, VA  22314

All officers and directors       3,511,350                38.26%
as a group (six persons)

Note (1) On August 16, 1995, the Company's Board of Directors authorized the issuance of Warrants to purchase Common Stock at a price of $1.00 per share to Dr. Gottfried (400,000 shares with 133,333 shares vested annually), Mr. Stone (75,000 shares with 25,000 shares vested annually), Mr. Litwin (25,000 shares with 12,500 shares vested annually), Mr. Koster (17,500 shares with 8,750 shares vested annually) and Gen. Montague (5,000 shares with 2,500 shares vested annually). Only the Common Stock represented by such Warrants exercisable on the first anniversary date are included in the amounts shown in the table. Also included are the warrants for 50,000 shares granted to Mr. Stone as discussed in Note 3 to the Summary Compensation Table in Item 3, and warrants for 75,000 shares granted to Mr. Litwin on October 23, 1996.

Note (2) As of November 5,1996, there were 8,869,500 shares of Common Stock issued and outstanding. Percentage of Class is computed on 9,176,583 shares which includes 307,083 shares exercisable within 60 days pursuant to Warrants owned by all the persons listed.

COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

     Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on (i)a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 1996, and (ii) statements signed by each responsible person (except the deceased Gen. Montegue), the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the Company's fiscal years ended August 31, 1996 and 1995, the "Oolie Group", which included Mr. Oolie and Mr. Koster, who were directors of the Company since September 1993, and Mr. Stone who became a director on August 16, 1995, made loans and advances to the Company. On August 31, 1994, the date involuntary Chapter 11 bankruptcy proceedings were filed against the Company, there were loan balances of $206,363 to Mr. Oolie, $105,317 to Mr. Stone and $13,165 to Mr. Koster resulting from loans previously made to fund the Company's operations plus accrued interest to that date. Those loans represented "Prepetition Loans" in the Chapter 11 proceedings. During the period September 1 to September 26, 1994, when the Company's voluntary Chapter 11 filing was made, additional "Gap Loans" under the Chapter 11 proceedings were made of $2,500 by Mr. Oolie, $2,000 by Mr. Stone and $250 by Mr. Koster. To fund ongoing operating costs through August 11, 1995, "Superpriority Loans" under the Chapter 11 proceedings were made of $312,600 by Mr. Oolie, $108,400 by Mr. Stone and $13,500 by Mr. Koster. Interest at an annual rate of 7.5% was accrued on the "Superpriority Loans" from the date of such loans to August 11, 1995. Between August 11 and August 31, 1995 repayments in the amount of $257,000 to Mr. Oolie and $84,000 to Mr.

Stone were made. At August 31, 1995 the balance due to Mr. Oolie was $275,207, to Mr. Stone $137,290 and to Mr. Koster $27,662. In September 1995 the first disbursements under the Chapter 11 Reorganization Plan were made and included payments of $91,542 to Mr. Oolie, $43,774 to Mr. Stone and $15,958 to Mr. Koster paying in full the Gap Loans and Superpriority Loans and leaving unsecured claims in the Chapter 11 settlement of $183,458 for Mr. Oolie, $93,516 for Mr. Stone and $11,704 for Mr. Koster. These balances are included in payments in accordance with the terms of the Plan.

     As an accommodation to the Company, Mr. Oolie had purchased a third party Chapter 11 claim for $24,959. He received payments of $13,572 in the first distribution under the plan leaving a net outof pocket cost of $11,387. The Company purchased the claim from Mr. Oolie on February 2, 1996 for that amount. The balance of the claim at the time of purchase was $20,688 payable over the following four years and with a net present value of $14,880.

Messrs. Oolie and Stone have made loans and advances to the Company, and partial repayments have been made. At August 31, 1995 the balance due to Mr. Oolie was $59,064 and to Mr. Stone $10,000. At August 31, 1996 the balance due to Mr. Oolie was $41,253 and to Mr. Stone $35,000. The balance due to Mr. Stone is represented by a note dated December 19, 1995 with an 8% interest rate. Refer to Note 3 to the Summary Compensation Table in Item 10 relative to warrants awarded to Mr. Stone in fiscal year 1996.

     In connection with reorganization of the Company in August, 1995, under the federal bankruptcy laws, Dr. Gottfried and Messrs. Koster, Oolie and Stone acquired 1,200,000, 83,800, 1,600,000 and 320,400 shares of the Company's Common Stock, respectively for a cash purchase price of $0.24074 per share ($0.2786 per share in the case of Dr. Gottfried).
Such persons borrowed the funds to effect such purchases from other investors pursuant to non recourse notes bearing interest at an annual
rate of   7.75% (7.19% for Dr. Gottfried), which notes are payable by
September 18, 1999(September 18, 1998 for Dr. Gottfried) and are secured by a pledge of such shares. On August 16, 1995, the Company's Board of Directors authorized the issuance of Warrants to Dr. Gottfried, Mr. Koster, Mr. Litwin, Gen. Montague and Mr. Stone entitling such holders to purchase respectively 400,000, 17,500, 25,000, 5,000 and 75,000 shares of the Company's Common Stock at a price of $1.00 per share. (See Item 11, Note 1.)

     Mr. Litwin is the principal of the law firm of Gerald H.Litwin, P.A., which served as the Company's general counsel. The Company is obligated to that firm in the amount of $206,582 as a balance due in respect of fees of $158,851 for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings in fiscal year 1995, and $87,824 for legal services rendered in fiscal 1996. In addition, Litwin & Holsinger filed a claim as an unsecured creditor in the bankruptcy proceedings in the amount of $140,403 in respect of prepetition legal services rendered and has received a first distribution in the amount of $15,584 in respect thereof.

As described in Item 1 under the confirmed Plan of Reorganization, Mr. Oolie has been granted the right to designate a majority of the members of the Company's Board of Director's for a period of two years following the Effective Date of the Plan and, as a result of his ability thereby to control the Company's Board of Directors, Mr. Oolie may be deemed a "parent" of the Company.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10 KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                               F-1

    Independent Auditors' Report                                F-2

    Consolidated Financial Statements:

     Consolidated Balance Sheet as of August 31, 1996           F-3

     Consolidated Statements of Operations for the Years
     Ended August 31, 1996 and 1995                             F-4

     Consolidated Statements of Changes in Stockholders'
     Equity (Deficiency) for the Years Ended August 31,
     1996 and 1995                                              F-5

     Consolidated Statements of Cash Flows for the Years
     Ended August 31, 1996 and 1995                             F-6

     Notes  to Consolidated Financial Statements                F-7 to F-15

2.  EXHIBITS

     None

3.  REPORTS ON FORM 8-K

     None

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: November 25, 1996                 By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie,
                                        Chairman of theBoard and
                                        Chief Executive Officer

Date: November 22, 1996                 By: /s/ Charles R. Stone
                                        -------------------------
                                        Charles R. Stone,
                                        Vice President, Treasurer, and
                                        Chief Financial and Accounting
                                        Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                November 22,1996
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               November 25, 1996
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               November 22, 1996
Gerald H. Litwin, Director


(Deceased)                                  November ___, 1996
-----------------------------
Robert M. Montague, Jr., Director


/s/ Sam Oolie
-----------------------------               November 25, 1996
Sam Oolie, Director


/s/ Charles R. Stone
----------------------------                November 22, 1996
Charles R. Stone, Director

                       NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              (Development Stage Companies)

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report                                     F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets as of August 31, 1996 and 1995     F-3

  Consolidated Statements of Operations for the Years Ended
   August 31, 1996 and 1995                                      F-4

  Consolidated Statements of Changes in Stockholders' Equity
   (Deficiency) for the Years Ended August 31, 1996 and 1995     F-5

  Consolidated Statements of Cash Flows for the Years Ended
   August 31, 1996 and 1995                                      F-6

  Notes to Consolidated Financial Statements                     F-7 - 15

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
NoFire Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated financial statements of NoFire Technologies,Inc. and subsidiaries (Development Stage Companies) as of August 31, 1996 and 1995 and for the years then ended as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made bymanagement, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In August 1995, the Company emerged from bankruptcy. As described in Note 1 to the consolidated financial statements, the Company accounted for the reorganization as of August 31, 1995 and adopted "fresh start reporting".

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. and subsidiaries at August 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended August 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred substantial losses from operations since inception and at August 31, 1996 had a stockholders' deficiency of $2,084,453 and a working capital deficiency of $1,146,892. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Wiss & Company, LLP
                                        WISS & COMPANY, LLP

Livingston, New Jersey
October 9, 1996

                         NOFIRE TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
                         (Development Stage Companies)

                         CONSOLIDATED BALANCE SHEETS

                                                       August 31,
                                                   1996          1995
CURRENT ASSETS:                                 ----------    ----------
  Cash                                          $    2,474    $  103,288
  Cash, restricted primarily for payment
    of settled liabilities                             -       1,393,154
  Inventories                                       56,761        29,276
  Prepaid expenses and other current assets          7,722        16,600
                                                ----------    ----------
    Total Current Assets                            66,957     1,542,318

EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
  $20,529 AND $17,310, RESPECTIVELY                  6,240         5,975

PATENTS, LESS ACCUMULATED AMORTIZATION OF
  $300,000 AT AUGUST 31, 1996                    1,200,000     1,500,000

SECURITY DEPOSITS                                   18,473        18,759

EXCESS OF REORGANIZATION VALUE OVER NET ASSETS,
  LESS ACCUMULATED AMORTIZATION OF $42,204 AT
  AUGUST 31, 1996                                  168,817       211,021
                                                ----------    ----------
                                                $1,460,487     $3,278,073
                                                ==========     ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
                    (DEFICIENCY)

CURRENT LIABILITIES:
  Current portion of settled liabilities        $  592,853     $1,254,630
  Accounts payable and accrued expenses            323,773        639,800
  Due to stockholders                               76,253         69,064
  Deferred salaries                                200,970         10,962
  Estimated provision for unsettled liabilities     20,000         50,000
                                                ----------     ----------
   Total Current Liabilities                     1,213,849      2,024,456
                                                ----------     ----------
OTHER LIABILITIES:
  Settled liabilities, less current maturities   1,895,089      2,116,125
  8% convertible debentures                        436,002            -
                                                ----------     ----------
                                                 2,331,091      2,116,125
                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock $.20 par value:
    Authorized - 25,000,000 shares
    Issued and outstanding - 8,549,500 shares
     in 1996 and 8,187,000 shares in 1995        1,709,900      1,637,400
  Capital deficiency                            (2,114,908)    (2,404,908)
  Retained earnings (deficit)                   (1,634,802)           -
  Stock subscription receivable                      -            (95,000)
  Unearned stock compensation                      (44,643)          -
                                                ----------     ----------
    Total Stockholders' Equity (Deficiency)     (2,084,453)      (862,508)
                                                ----------     ----------
                                               $ 1,460,487     $ 3,278,073
                                               ===========     ===========
See Accompanying notes to consolidated financial statements.

                    NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                         (Development Stage Companies)

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Cumulative
                                                                          During
                                                                       Development
                                         Year Ended August 31,            Stage
                                          1996           1995        (Since Inception)
                                       ----------     ---------     ------------------
NET SALES                               $  57,905     $  47,627       $  357,925

COSTS AND EXPENSES:
  Cost of sales                            29,107        46,172          223,754
  General and administrative            1,429,848       902,424        5,191,719
                                       ----------    ----------       ----------
                                        1,458,955       948,596        5,414,473
                                       ----------    ----------       ----------
LOSS FROM OPERATIONS                   (1,401,050)     (900,969)      (5,056,548)

OTHER EXPENSES (INCOME):
  Interest expense                        240,526        20,398          260,924
  Interest income                          (6,774)          -             (6,774)
  Reorganization items                        -         365,426          365,426
  Litigation settlement                       -             -            198,996
                                       ----------    ----------       -----------
                                          233,752       385,824          818,572
                                       ----------    ----------       -----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM               (1,634,802)   (1,286,793)      (5,875,120)

DISCONTINUED OPERATIONS                       -             -         (1,435,392)
                                       ----------   -----------       ----------
LOSS BEFORE EXTRAORDINARY ITEM         (1,634,802)   (1,286,793)      (7,310,512)

EXTRAORDINARY ITEM -
  Gain on debt discharge                      -         449,583          449,583
                                        ----------   ----------       ----------
NET LOSS                              $(1,634,802)  $  (837,210)     $(6,860,929)
                                        ==========   ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                            8,368,250     3,466,395
                                        ---------     ---------
EARNINGS (LOSS) PER SHARE:
  Operations                            $    (.19)     $   (.37)
  Discontinued operations                     -             -
  Extraordinary item                          -             .13
                                        ----------     ----------
                                        $    (.19)     $   (.24)
                                        ==========     ==========

See accompanying notes to consolidated financial statements.

                       NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                             (Development Stage Companies)
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                         Retained Earnings
                                                                            (Deficit)
                                       Common Stock                      Accumulated During         Stock       Unearned
                                  Number of                  Capital    the Development Stage   Subscription      Stock
                                   Shares        Amount     Deficiency    (Since Inception)      Receivable   Compensation
                                  --------       ------     ---------   ------------------     -----------    ------------
BALANCES, SEPTEMBER 1, 1988           -          $   -      $    -           $      -            $     -      $      -
YEAR ENDED AUGUST 31, 1989:
  Issuance of common stock           3,000         1,500         -                  -                  -             -
  Net loss                             -                         -                  -              (45,844)          -
                                   -------        ------    ---------         ----------          ---------     ----------
BALANCES, AUGUST 31, 1989            3,000         1,500         -              (45,844)               -             -
YEAR ENDED AUGUST 31, 1990:
  Issuance of common stock              50         1,000         -                  -                  -             -
  Net loss                             -             -           -             (278,916)               -             -
                                   -------        ------    ---------        ----------           ---------     ----------
BALANCES ,AUGUST 31, 1990            3,050         2,500         -             (324,760)               -             -
YEAR ENDED AUGUST 31, 1991:
 Adjustment due to reverse
  acquisition                       (3,050)       (2,500)      2,500                -                  -             -
 Acquisition accounted for as
  a reverse purchase             3,071,659           307        (307)          (517,893)               -             -
 Net loss                              -             -            -            (592,276)               -             -
                                ----------        ------    ---------       -----------           ---------     ----------
BALANCES, AUGUST 31, 1991        3,071,659           307        2,193        (1,434,929)               -             -
YEAR ENDED AUGUST 31,1992:
 Issuance of common stock          394,736            39    2,252,860               -            1,184,059           -
 Net loss                             -              -            -          (1,414,562)               -             -
                                 ---------        ------   ----------       -----------        -----------      ----------
BALANCES, AUGUST 31, 1992        3,466,395           346    2,255,053        (2,849,491)        (1,184,059)          -
YEAR ENDED AUGUST 31, 1993
 Net loss                             -              -            -          (1,357,669)               -             -
                                  ---------       ------    ----------      ------------       -----------      ----------
BALANCES, AUGUST 31, 1993        3,466,395           346    2,255,053        (4,207,160)        (1,184,059)          -
YEAR ENDED AUGUST 31, 1994
 Net loss                             -              -            -          (699,650)                 -             -
                                 ---------        ------    ----------      ------------       ----------       ----------
BALANCES, AUGUST 31, 1994        3,466,395           346    2,255,053        (4,906,810)       (1,184,059)           -
YEAR ENDED AUGUST 31, 1995:
 Shares cancelled in connection
  with the consummation of the
  reorganization plan           (3,466,395)         (346)  (2,255,053)               -          1,184,059            -
 Net loss                              -             -            -            (837,210)              -              -
 Effect of adoption of
  fresh-start reporting                -             -     (2,814,258)        5,744,020               -              -
 Shares issued in connection
  with debt discharge             187,000         37,400        9,350               -                 -              -
 Shares issued in connection
with reorganization plan        8,000,000      1,600,000      400,000               -             (95,000)           -
                               ----------     ----------    -----------     ------------         ----------      ----------
BALANCES, AUGUST 31, 1995       8,187,000      1,637,400    (2,404,908)             -             (95,000)           -
YEAR ENDED AUGUST 31, 1996:
 Issuance of common stock under
  private placement               300,000         60,000       240,000              -                 -              -
Issuance of common stock
  in exchange for services         62,500         12,500        50,000              -                 -          (44,643)
  Collection of stock
  subscription receivable             -              -             -                -              95,000            -
 Net loss                             -              -             -         (1,634,802)              -              -
                                ---------     ----------    -----------     ------------         ----------      --------
BALANCES, AUGUST 31, 1996       8,549,500     $1,709,900   $(2,114,908)     $(1,634,802)        $     -         $(44,643)
                              ===========      ==========   ==========       ==========          =========       ========

See accompanying notes to consolidated financial statements.

                       NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               (Development StageCompanies)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Cumulative During
                                                  Year Ended August 31,      Development Stage
                                                    1996          1995      (Since Inception)
                                                 -----------  ----------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $(1,634,802)  $(837,210)    $ (6,860,929)
  Adjustments to reconcile net loss to net
   cash flows from operating activities:
     Depreciation and amortization                  345,423       2,500          438,364
     Extraordinary gain on debtdischarge                -      (449,583)        (449,583)
     Interest expense incurred to state settled
      liabilities at present value                  208,258         -            208,258
     Revaluation of assets and liabilities
      to fair value                                     -       482,934          482,934
     Litigation settlement                              -           -            198,996
     Common stock issued in exchange for services    17,857         -             17,857
     Changes in operating assets and liabilities
      (net of effects from reverse purchase
       acquisition):
        Inventories                                 (27,485)     (10,080)        (56,761)
        Prepaid expenses                              8,878      (16,600)         (7,722)
        Accounts payable and accrued expenses      (405,091)     748,864       2,590,760
        Security deposits                               286       (7,388)        (18,473)
        Deferred salaries                           190,008       10,962         200,970
        Obligation from discontinued operations         -            -            51,118
         Net cash flows from operating activities(1,296,668)     (75,601)     (3,204,211)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                              (3,484)      (3,187)        (26,769)
  Increase in patent costs                              -            -          (131,290)
  Acquisition accounted for as a reverse purchase       -            -          (517,893)
                                                    ---------    ---------     ----------
          Net cash flows from investing activities   (3,484)      (3,187)       (675,952)
                                                    ---------    ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                            -             -          721,000
 Principal payments on notes payable                    -             -          (75,000)
 Principal payments on settled liabilities       (1,091,071)     (341,000)    (1,432,071)
 Proceeds from issuance of common stock             300,000     1,905,000      3,276,340
 Collection of stock subscription receivable         95,000           -           95,000
 Proceeds from issuance of long-term debt               -             -          785,113
 Advances received from stockholders                 66,253        10,000         76,253
 Proceeds from issuance of convertible debentures   436,002           -          436,002
                                                  ---------     ----------     ----------
       Net cash flows from financing activities    (193,816)    1,574,000      3,882,637
                                                   ---------    ----------     ----------

NET CHANGE IN CASH                               (1,493,968)    1,495,212          2,474

CASH AT BEGINNING OF YEAR                         1,496,442         1,230            -
                                                 -----------    ----------     ----------

CASH AT END OF YEAR                              $    2,474    $1,496,442      $   2,474
                                                 ===========   ===========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                   $   12,433    $   20,398      $  32,831
                                                 ===========   ===========     ==========
 Income taxes paid                               $      -      $      -        $     -
                                                 ===========   ===========     ==========
 Common stock issued in exchange for settlement
  of debt                                        $      -      $   46,750      $  46,750
                                                 ===========   ===========     ==========
 Common stock issued in exchange for
  subscriptions receivable                       $      -      $   95,000      $  95,000
                                                 ===========   ===========     ==========
 Common stock issued in exchange for services,
  net of unearned compensation                   $   17,857    $      -        $  17,857
                                                 ===========   ===========     ==========

See accompanying notes to consolidated financial statements

                                  NOFIRE TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES
                                  (Development Stage Companies)

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1-  Nature of the Business and Summary of Significant Accounting Policies:

    Nature of the Business - The Company manufactures and markets intumescent fire retardant products. The Company, which has realized limited sales while it continues to develop a market for its products, has been operating as a development stage enterprise since inception.

    Principles of Consolidation - The consolidated financial statements include the accounts of NoFire Technologies, Inc. and its two inactive subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

    Reorganization - Prior to August 11, 1995, the effective date of its reorganization plan pursuant to Chapter 11 proceedings under the United States Bankruptcy Code, the Company operated under the name of PNF Industries, Inc. ("PNF") and subsidiaries.

    PNF was organized under the laws of the State of Delaware on July 13, 1987. Effective February 27, 1990, PNF acquired all the outstanding common stock of Portafone Communications, Inc. ("Portafone") and its wholly owned subsidiary, Unicell Corporation ("Unicell"). Portafone was engaged in the business of selling, installing, renting and operating cellular telephones. Unicell was licensed to act as a reseller of cellular services in New York and Massachusetts. The cellular phone business was discontinued during calendar year 1993.

    Effective August 6, 1991, PNF acquired 89% of the outstanding common stock of both No Fire Engineering, Inc. ("Engineering") and No Fire Ceramic Products, Inc., ("Ceramic Products") in a transaction accounted for as a reverse acquisition. Ceramic Products manufactured and sold intumescent products developed by Engineering.

    On August 31, 1994, involuntary petitions for relief under Chapter 11 of the United States Bankruptcy Code were filed against the Company and certain of its subsidiaries. Under the provisions of Chapter 11 of the Bankruptcy Code, claims against the Company in existence prior to the Petition Date were stayed. The Company continued its business operations and was managed by a Bankruptcy Trustee. On February 17, 1995, a Third Amended Plan of Reorganization (the "Plan") was filed with the Bankruptcy Court, and on April 7, 1995, the Bankruptcy court confirmed the Plan. The Plan provided that virtually all pre-petition claims of the Company would be paid in full over a four-year period.

                                 NOFIRE TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                               (Development Stage Companies)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    On August 11, 1995, the effective date of the Plan, PNF emerged from Chapter 11 as a reorganized company under the name NoFire Technologies, Inc. For financial reporting purposes, the Company reported the effective date as of August 31, 1995. Accordingly, the statements of operations and cash flows for all periods presented are on a comparable basis.

    As of August 11, 1995, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90 7), the Company adopted "fresh start reporting" and implemented the effects of such adoption in its balance sheet as of August 31, 1995 (see Note 2).

    Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. Financial Instruments - Financial instruments include cash, other assets, accounts payable, accrued expenses, settled liabilities, due to stockholders and convertible debentures. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

    Inventories - Inventories are stated at the lower of cost (first in, first-out method) or market.

    Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $3,219 and $2,500 for the years ended August 31, 1996 and 1995, respectively.

    Intangible Assets - Patents and the excess of reorganization value over net assets are amortized on a straight-line basis over 5 years. Amortization expense totalled $342,204 for the year ended August 31, 1996.

                                NOFIRE TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                              (Development Stage Companies)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Reclassification - Certain amounts previously reported have been reclassified to conform to current year presentation.

    Loss Per Share - At August 31, 1996, loss per share is based on the weighted average number of shares outstanding during the year. At August 31, 1995, loss per share is based on the weighted average number of shares outstanding during the year prior to the effective date of the Plan.

    The warrants issued and convertible debentures outstanding are not considered since their impact would be anti-dilutive.

Note 2-  Fresh Start Reporting:

    Under the principles of fresh start reporting, the Company's total assets were recorded at their estimated reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value. The Company's reorganization value of $1,750,000 includes its patents for its intumescent fire retardant products which were valued at $1,500,000.

    A net present valuation method was employed to determine the reorganization value of the Company. The valuation was based on independent appraisals conducted on behalf of the Company.

    The adjustments to reflect the consummation of the Plan, including the adjustment to record assets and liabilities at their fair values (including the establishment of the excess of reorganization value over net assets), have been reflected in the accompanying financial statements as of August 31, 1995.

                            NOFIRE TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                          (Development Stage Companies)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The effect of the Plan on the Company's Balance Sheet as of August 31, 1995 is as follows:

                       NOFIRE TECHNOLOGIES, INC.
                          AND SUBSIDIARIES
                      (A Development Stage Company)

                      CONSOLIDATED BALANCE SHEET

                                                               Restricted
                           Pre-Fresh              Fresh        Cash Paid       Fresh
                           Start                  Start Fair   Through         Start
                           Balance     Debt       Value        August 31,      Balance
                           Sheet       Discharge  Adjustments  1995            Sheet
                        -------------  ---------- ------------ ------------- -------------
     ASSETS
CURRENT ASSETS:
  Restricted cash        $      -      $    -     $  1,905,000 $   (511,846)   $ 1,393,154
  Operating cash            (67,558)        -              -        170,846        103,288
  Inventories                29,276         -              -            -           29,276
  Prepaid expenses           16,600         -              -            -           16,600
                         ------------  ---------- ------------ ------------- -------------
    Total Current Assets    (21,682)        -        1,905,000     (341,000)     1,542,318
                         ------------  ---------- ------------ ------------- -------------

EQUIPMENT                     5,975         -              -            -            5,975
                         ------------  ---------- ------------ ------------- -------------
OTHER ASSETS:
  Due from officer           29,015         -          (29,015)         -              -
  Patent, less accumulated
   amortization             226,903         -        1,273,097          -        1,500,000
  Security deposits          18,759         -              -            -           18,759
  Excess of reorganization
   value over assets            -           -          211,021          -          211,021
                         ------------  ---------- ------------ ------------- -------------
                            274,677         -        1,455,103          -        1,729,780
                         ------------  ---------- ------------ ------------- -------------
                          $ 258,970    $    -       $3,360,103  $  (341,000)  $  3,278,073
                         ============  ========== ============ ============= =============

LIABILITIES AND STOCKHOLDER'S EQUITY
         (DEFICIENCY)

CURRENT LIABILITIES:
  Notes payable           $ 646,000   $  (496,333) $ (149,667)  $       -      $       -
  Current portion of
   settled liabilities          -             -     1,595,630       341,000      1,254,630
  Accounts payable
   and other liabilities  3,855,219           -    (3,215,419)          -          639,800
  Due to stockholders        94,901           -       (25,837)          -           69,064
  Deferred salaries             -             -        10,962           -           10,962
  Estimated provision for
   unsettled liabilities        -             -        50,000           -           50,000
                        -------------  ---------- ------------ ------------- -------------

    Total Current
     Liabilities          4,596,120      (496,333)  1,734,331)     (341,000)     2,024,456
                        -------------  ---------- ------------ ------------- -------------

SETTLED LIABILITIES, LESS
 CURRENT MATURITIES         785,113           -     1,331,012           -        2,116,125
                        -------------  ---------- ------------ ------------- -------------

STOCKHOLDERS' EQUITY
(DEFICIENCY):
  Preferred Stock - Class A     -             -           -             -              -
  Preferred stock - Class B     -             -           -             -              -
  Common stock - old            346           -          (346)          -              -
  Common stock - new            -          37,400   1,600,000           -        1,637,400
  Additional paid-in capital
   (capital deficiency    2,255,053         9,350  (4,669,311)          -       (2,404,908)
  Retained earnings
   (deficit)             (6,193,603)      449,583   5,744,020           -              -
  Stock subscriptions
   receivable            (1,184,059)          -     1,089,059           -          (95,000)
                        -------------  ---------- ------------ ------------- --------------
                         (5,122,263)      496,333   3,763,422           -         (862,508)
                        -------------  ---------- ------------ ------------- --------------
                        $   258,970    $      -   $ 3,360,103    $ (341,000)  $  3,278,073
                        =============  ========== ============ =============== ============

                               NOFIRE TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                             (Development Stage Companies)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3- Basis of Presentation and Management's Actions to Overcome Operating and Liquidity Problems:

    The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, raising additional financing or receiving additional capital.

    At August 31, 1996, the Company has a net book value recorded for patents and excess of reorganization value over net assets totalling approximately $1,369,000. Future recoverability of these intangible assets will be subject to the entity's ability to achieve profitable operations.

    As discussed in Note 4, the Company has a liability for settled claims payable to creditors and incurred accrued expenses in connection with its Plan. Certain settled claims due on September 27, 1996 remain unpaid and without additional financing/capital or the achievement of profitable operations funds for repayment, for this installment or future ones, would not be available.

    Management believes that actions currently being undertaken to revise the Company's operating and marketing structure will provide it with the opportunity to realize profitable operations and obtain the necessary financing and/or capital for the payment of outstanding obligations.

Note 4 - Settled Claims:

    Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. During the year ended August 31, 1996 the payment dates du under the Plan were modified and extended by approximately one month for each annual payment. At August 31, 1996, settled liabilities of $2,487,942, net of deferred interest of $508,109 (to state the claims at present value) is payable as follows:

              Year Ended August 31,
               ---------------------
                       1997                                $592,853
                       1998                                 419,989
                       1999                                 434,904
                       2000                               1,016,284
                       2001                                  23,912
                                                         ----------
                                                         $2,487,942
                                                         ==========

                                 NOFIRE TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                               (Development Stage Companies)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1996 in the gross amount of approximately $569,000. The Company does not have funds available for repayment and without additional capital or financing, payments will not be made. In connection with this delinquency, one claimant has threatened to require the liquidation of the Company under Chapter 7 proceedings of the United States Bankruptcy Court.

Note 5 - Accounts Payable and Accrued Expenses:

    Accounts payable and accrued expenses consist of the following:
                                                            August 31,
                                                         1996          1995
                                                       --------      --------
    Professional fees                                  $241,520      $326,082
    Administrative claims under the plan of
      reorganization                                        -         285,000
    Interest                                             22,024         2,189
    Payroll and payroll taxes                            12,476        25,800
    Other                                                47,753           729
                                                       --------      --------
                                                       $323,773      $639,800
                                                       ========      ========

Note 6 - Convertible Debentures:

    During the year ended August 31, 1996 the Company issued to various accredited investors $436,000 in 8% convertible debentures each having a maturity date of January 31, 1999.

    The debentures entitle the holders, on or before December 30, 1998, to convert the debt into common stock at a rate of one share for each $1 principal amount plus any outstanding accrued interest. As of August 31, 1996 no debentures have been converted.

Note 7 - Related Party Transactions:

    The following summarizes related party transactions for the year ended August 31, 1996:

    Due to Stockholders - Due to stockholders at August 31, 1996 includes a note for $35,000 due to an officer/stockholder which bears interest at 8% per annum and noninterest bearing advances totalling $41,253 due to another officer/stockholder. Amounts due to these stockholders totalled $69,064 at August 31, 1995.

                                NOFIRE TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                              (Development Stage Companies)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Settled Claims - At August 31, 1996, the present value of settled claims payable includes amounts due to current stockholders and members of the Board of Directors of the Company totalling approximately $599,000 (Note4).

    Warrants - At August 31, 1996, the Company has issued warrants to various stockholders, officers and directors for the purchase of 572,500 shares of common stock at exercise prices of $1.00 and $3.25. The warrants are exercisable at intervals ranging from immediately upon issuance to ratably over a 3 year period (Note 15).

Note 8 - Commitments and Contingencies:

    Lease - the Company leases its facilities for a period of one year with an option for an additional year. Total lease commitments for August 31, 1997 are approximately $94,000.

    Rent expense, inclusive of taxes and insurance,was approximately $90,000 and $86,000 for the years ended August 31, 1996 and 1995, respectively.

    Employment Contract - On June 27, 1996 the Company entered into an employment contract with its president. The contract is for a term of three years, effective August 11, 1995, at $135,000 per year.

    The terms of this contract specify payment of a base salary of $95,000 per annum with the balance deferred and due once the Company achieves certain defined sales levels.

    At August 31, 1996, the Company has recognized a liability for the portion of salary not yet paid under this contract plus additional salaries not yet paid to other officers/employees who are not under contract with the Company.

    Consulting Agreement - Effective on July 1, 1996 the Company entered into a consulting agreement expiring January 31, 1997 for among other consideration, public relation activities performed on behalf of the Company. The Company has issued 62,500 shares of its common stock in exchange for these services and has recognized expense, on a pro rata basis, for the year ended August 31, 1996 of approximately $18,000.

Note 9 - Sources of Supply:

    Numerous components of the Company's products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company's products could be interrupted.

                                 NOFIRE TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                               (Development Stage Companies)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Extraordinary Item - Gain on Debt Discharge:

    In August 1995 a major creditor in the Plan agreed to settle its outstanding claim of $546,333 in exchange for $50,000 in cash and 187,000 shares of $.20 par value common stock valued at $46,750 for a total settlement value of $96,750. The forgiveness of debt which resulted from the transaction, totalling $449,583, has been recognized as an extraordinary gain on debt discharge during the year ended August 31, 1995.

Note 11 - Income Taxes:

    As a result of the issuance of common stock pursuant to the Plan, the Company experienced a greater than 50% change of ownership as defined in Internal Revenue Code Section 382 ("Section 382"). Consequently, the Company's ability to utilize net operating losses generated prior to the effective date of the Plan is limited during the carryforward periods. The Company has determined that the annual limitation under Section 382 on its ability to utilize net operating loss carryforwards, totalling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010.

    Subsequent to the effective date of the Plan, the Company has generated approximately $1,220,000 in net operating losses which expire in 2011.

    The Company has a deferred tax asset of approximately $1,275,000 at August 31, 1996, representing principally the tax benefit of the loss carryforwards under Section 382 and for periods subsequent to the effective date of the Plan. This deferred tax asset has been offset by a 100% valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's operating results to date, a full valuation allowance has been recorded at August 31, 1996.

Note 12 - Major Customers:

    Sales to three customers represented 34%, 28% and 16% of net sales for the year ended August 31, 1996. Sales to three other customers represented 39%, 31% and 21% of net sales for the year ended August 31, 1995.

                                NOFIRE TECHNOLOGIES, INC.
                                    AND SUBSIDIARIES
                               (Development Stage Companies)

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13  Reorganization Items:

    During the year ended August 31, 1995 the Company incurred certain expenses in connection with the reorganization proceedings which have been reflected in the statements of operations as "reorganization items" and include the following costs:

         Professional fees                                   $300,000
         Provision for estimated unsettled liabilities         50,000
         Other expenditures directly related to the
           Chapter 11 case                                     15,426
                                                             --------
                                                             $365,426
                                                             ========
Note 14 - Joint Venture:
    On December 1, 1994 Engineering entered into a licensing agreement with a German entity ("licensee") for producing, manufacturing, marketing and distributing Engineering's products using the technology protected by Engineering's patents. The licensing agreement applies to motor vehicles, industrial and agricultural vehicles and any similar transportation vehicles, including their components in a territory defined as worldwide. Included in the agreement was a provision for the future establishment of a joint venture with the licensee.

    On August 21, 1995 the agreement was assigned by Engineering to the Company. The licensing agreement is to expire on June 30, 2000. As of August 31, 1996 the joint venture has had no material activity.

Note 15 - Warrants:

    Effective August 16, 1995 and during the year ended August 31, 1996, the Company issued warrants for the purchase of common stock as follows:

                         Shares             Exercise Price
                       ---------             ------------
                         990,000               $1.00
                         229,000                2.00
                          35,000                2.50
                          25,000                3.00
                          50,000                3.25
                          12,000                5.00
                       ---------
                       1,341,000
                       =========

    These warrants vest to the holders in various intervals ranging from issue date to three years from the date of issue. For the year ended August 31,1996 no compensation expense has been recorded since the exercise price of the warrants exceeds the fair value of the Company's common stock. In addition, no warrants had been exercised by holders as of August 31,1996.