Form 10QSB
period 1996-11-30
NOFIRE TECHNOLOGIES INC
filed 1997-01-08
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 1996

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _________

                      Commission File Number: 0-19945

                         NoFire Technologies, Inc.
                         -------------------------
              (Name of small business issuer in its charter)

                      Delaware                        22-3218682
                      ---------                       -----------
           (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)

        21 Industrial Avenue, Upper Saddle River, New Jersey  07458
        -----------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number (201) 818-1616
                                               -------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X   NO
                                    ---     ---

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by the Court.

                                 YES X   NO
                                    ---     ---

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 9,104,500 shares of Common Stock as of December 31, 1996.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---




                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                            PAGE

Item 1.   Unaudited Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          November 30, 1996 and August 31, 1996               3

          Consolidated Statements of Operations for
          the Three Months ended November 30, 1996
          and 1995                                            5

          Consolidated Statements of Cash Flows for the
          Three Months ended November 30, 1996 and 1995       6

          Notes to Unaudited Consolidated Financial
          Statements                                          8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                   12

          Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Development Stage Companies)

                      CONSOLIDATED BALANCE SHEETS

                                              November 30,   August 31,
                                                  1996          1996
                                              ------------   ----------
                                              (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $   1,037      $   2,474
    Inventory                                    63,112         56,761
    Prepaid expenses and other current assets     6,825          7,722
                                              ---------     ----------
    Total Current Assets                         70,974         66,957
                                              ---------     ----------
EQUIPMENT, less accumulated depreciation          6,836          6,240
                                              ---------     ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $375,000 at November 30, 1996 and
      $300,000 at August 31, 1996             1,125,000      1,200,000
    Security deposits                            18,473         18,473
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $52,755 at November 30,1996 and
      $42,204 at August 31, 1996                158,266        168,817
                                             ----------      ---------
                                              1,301,739      1,387,290
                                             ----------      ---------
                                             $1,379,549     $1,460,487
                                             ==========     ==========




See accompanying notes to consolidated financial statements

              NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      (Development Stage Companies)

                       CONSOLIDATED BALANCE SHEETS

                                              November 30,   August 31,
                                                  1996          1996
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities     $ 751,878      $ 592,853
    Accounts payable and accrued expenses        383,672        323,773
    Due to stockholders                           72,253         76,253
    Deferred salaries                            244,818        200,970
    Other current liabilities                     20,000         20,000
                                              ----------       --------
                                               1,472,621      1,213,849
                                              ----------      ---------

OTHER LIABILITIES
    Settled liabilities, less current
         maturities                            1,553,360      1,895,089
    Convertible debentures - 8% due
         January 31, 1999                        436,002        436,002
                                              ----------     ----------
                                               1,989,362      2,331,091
                                              ----------     ----------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding - 8,954,500
       shares at November 30, 1996 and
       8,549,500 shares at August 31, 1996     1,790,900      1,709,900
    Capital deficiency                        (1,790,909)    (2,114,908)
    Retained earnings (deficit)               (2,064,569)    (1,634,802)
    Unearned stock compensation                  (17,856)       (44,643)
                                              ----------     ----------
 Total Stockholders' Equity (Deficiency)      (2,082,434)    (2,084,453)
                                              ----------     ----------
                                              $1,379,549     $1,460,487
                                              ==========     ==========
See accompanying notes to consolidated financial statements

           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  (Development Stage Companies)

               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Cumulative
                                                                      During
                                         For the Three Months       Development
                                          Ended November 30,           Stage
                                            1996       1995       (Since Inception)
                                         ---------   ---------      ----------
                                             (UNAUDITED)
NET SALES                                 $ 22,113    $  4,290       $ 380,038
COSTS AND EXPENSES:
    Cost of sales                           10,440       2,729         234,194
    Selling, general and administrative    371,473     398,831       5,562,192
                                         ---------   ---------       ---------
                                           381,913     401,560       5,796,386
                                         ---------   ---------       ---------
LOSS FROM OPERATIONS                      (359,800)   (397,270)     (5,416,348)
                                         ---------   ---------       ---------
OTHER EXPENSES:
    Interest expense                        69,970      58,843         330,894
    Interest income                            -           -            (6,774)
    Reorganization items                       -           -           365,426
    Litigation settlement                      -           -           198,996
                                         ---------   ---------      ----------
                                            69,970      58,843         888,542
                                         ---------   ---------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                  (429,770)   (456,113)     (6,304,890)

DISCONTINUED OPERATIONS                        -           -        (1,435,392)
                                         ---------    ---------     ----------
LOSS BEFORE EXTRAORDINARY ITEM            (429,770)   (456,113)     (7,740,282)

EXTRAORDINARY ITEM - Gain on
  debt discharge                               -           -           449,583
                                         ---------   ---------      -----------
NET LOSS                                 $(429,770)  $(456,113)    $(7,290,699)
                                         =========   =========     ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                           8,747,000    8,187,000
                                        =========    =========

EARNINGS (LOSS) PER SHARE               $   (0.05)   $   (0.06)
                                        =========    =========

See accompanying notes to consolidated financial statements

                  NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                        (Development Stage Companies)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Cumulative
                                                                             During
                                                 For the Three Months    Development
                                                   Ended November 30,        Stage
                                                    1996        1995    (Since Inception)
                                                 ---------    ---------    ----------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $(429,770)  $(456,113)   $(7,290,699)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization               86,439      86,301        524,803
        Extraordinary gain on debt discharge           -           -         (449,583)
        Interest expense incurred to state settled
           liabilities at present value             57,921      55,659        266,179
        Revaluation of assets and liabilities
          to fair value                                -           -          482,934
        Litigation settlement                          -           -          198,996
        Common stock released in exchange for
            services                                26,787         -           44,644
        Changes in operating assets and liabilities
         (net of effects from reversed purchase
          acquisition)
             Inventory                              (6,351)     (6,065)       (63,112)
             Prepaid expenses                          897      10,822         (6,825)
             Accounts payable and accrued
                 expenses                           59,900     (71,493)     2,650,660
             Security deposits                         -        (3,204)       (18,473)
             Deferred salaries                      43,848      43,848        244,818
             Obligation from discontinued
                 operations                            -           -           51,118
                                                ----------   ---------      ---------
 Net cash flows from operating activities         (160,329)   (340,245)    (3,364,540)
                                                ----------   ----------     ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                           (1,483)        -           (28,252)
   Increase in patent costs                           -           -          (131,290)
   Acquisition accounted for as a
     reverse purchase                                 -           -          (517,893)
                                               ----------   ----------     ----------
Net cash flows from investing activities           (1,483)        -          (677,435)
                                               ----------   ----------     ----------







See accompanying notes to consolidated financial statements

                          NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                (Development Stage Companies)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Cumulative
                                                                            During
                                             For the Three Months       Development
                                              Ended November 30,            Stage
                                               1996         1995       (Since Inception)
                                           ----------    ----------       ----------
                                                (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of notes payable                      -             -          721,000
   Payments on notes payable                      -             -          (75,000)
   Payment of settled liabilities            (240,625)    1,105,035)    (1,672,696)
   Proceeds from issuance of common stock     405,000           -        3,681,340
   Collection of stock subscription receivable    -          95,000         95,000
   Proceeds from issuance of long-term debt       -             -          785,113
   Advances received from stockholders         (4,000)       50,000         72,253
   Proceeds from issuance of 8% convertible
          debentures                              -             -          436,002
                                           ----------    ----------     ----------
Net cash flows from financing activities      160,375      (960,035)     4,043,012
                                           ----------    ----------     ----------
NET CHANGE IN CASH                             (1,437)   (1,300,280)         1,037

CASH AT BEGINNING OF PERIOD                     2,474     1,496,442            -
                                           ----------    ----------     ----------
CASH AT END OF PERIOD                      $    1,037    $  196,162     $    1,037
                                           ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                              $    2,809    $   21,111     $   35,640
                                           ==========    ==========     ==========

Income taxes paid                          $      -      $      -       $      -
                                           ==========    ==========     ==========


Common stock issued in exchange
  for settlement of debt                   $      -      $      -       $   46,750
                                           ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable             $      -      $      -       $   95,000
                                           ==========    ==========     ==========


Common stock issued in exchange for
  services, net of unearned compensation   $   26,787    $      -       $   44,644
                                           ==========    ==========     ==========

See accompanying notes to consolidated financial statements

                NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (Development Stage Companies)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                             November 30, 1996

NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 1996 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of warrants outstanding and shares issuable in connection with convertible debentures is not included since it would be anti-dilutive.


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

                NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (Development Stage Companies)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                             November 30, 1996

On August 31, 1994, involuntary petitions for relief under Chapter 11 of the Code were filed against the Company and certain of its subsidiaries. Under the provisions of the Code, claims against the Company in existence prior to the Petition Date were stayed. The Company continued its business operations and was managed by a Bankruptcy Trustee. On April 7, 1995 the Bankruptcy Court confirmed the Plan. The Plan provided that virtually all pre-petition claims of the Company would be paid in full over a four-year period.

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

The Company has a liability for settled claims payable to creditors and accrued expenses incurred in connection with the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.

                NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (Development Stage Companies)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

                             November 30, 1996

Management believes that actions currently being undertaken to obtain significant sales contracts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

      Shares             Exercise Price
    --------             --------------
     990,000                  $1.00
     802,500                   2.00
      35,000                   2.50
      50,000                   3.00
      50,000                   3.25
      12,000                   5.00
   ---------
   1,939,500

The warrants will vest to the holders in various intervals ranging from issue date to three years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product improvement and testing. It now has several certifications for specific applications and has filed for two additional patents. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as high-speed ferries, nuclear generation plants, electric utilities, low-cost manufactured homes, and automotive. The Company believes that important supply contracts will be obtained from one or more of these areas in this fiscal year permitting the Company to leave the development stage. The greatest obstacles to obtaining such contracts are the continuing tests and approvals required and the high price of the product. The Company's most pressing need is a cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company's product line has been developed to the stage where it can be sold commercially in a form that is safe, easy to use and performs its intended function well. The Company intends to continue its research and testing efforts to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors.


COMPARISON THREE MONTHS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

The Company remained a development stage company. Sales of $22,113 for the three months ended November 30, 1996 represented an increase of 416% from the $4,290 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased 283% from $2,729 to $10,440 resulting in a gross profit of $11,673 compared to $1,561 in the prior year. Selling, general and administrative expenses for the three-months ended November 30, 1996 were $371,473 representing a decrease of $27,358 or 7% from the $398,831 of the similar period of the prior year. The difference is generally represented by modest excess expenses in the earlier period to bring the operating company out of the bankruptcy trusteeship. Interest expense of $69,970 in the current period was an increase of $11,127 or 19% from the $58,843 of the similar period of the prior year. The change is represented primarily by the interest expense accrued on the convertible debentures issued in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1996 the Company had cash balances of $1,037. In order to fund continuing operations during the quarter ended on that date, $405,000 was obtained by the private sales of unregistered common stock with warrants to several qualified investors. Because of limited cash resources, the Company has deferred payment of $334,594 of the second installment of the Chapter 11 liability to unsecured creditors that was due in late September 1996. In order to meet that liability and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures and the sale of equity securities in a public or private offering. Through December 31, 1996, an additional $150,000 was obtained in private sales of unregistered common stock with warrants to qualified investors.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended November 30, 1996.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 7, 1997            NoFire Technologies, Inc.


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