Form 10QSB
period 1997-02-28
NOFIRE TECHNOLOGIES INC
filed 1997-04-14
CIK 823070

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                   FORM 10-QSB

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period Ended February 28, 1997

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from ____________

                         Commission File Number:  0-19945

                             NoFire Technologies, Inc.
                             -------------------------
                    (Name of small business issuer in its charter)

                   Delaware                         22-3218682
                   --------                         ----------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)               Identification No.)

       21 Industrial Avenue, Upper Saddle River, New Jersey  07458
      ----------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number  (201) 818-1616
                                                -------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES  X   NO
                        ---     ---

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court.
                    YES  X    NO
                        ---     ---

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 9,289,500 shares of Common Stock as of March 31, 1997.

Transitional Small Business Disclosure Format (check one):
                         YES            NO  X
                             ---           ---


                        NOFIRE TECHNOLOGIES, INC.

                               FORM 10-QSB

                                  INDEX

PART I -  FINANCIAL INFORMATION                                 PAGE

Item 1.   Unaudited Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          February 28, 1997 and August 31, 1996                 3

          Consolidated Statements of Operations for
          the Six Months ended February 28/29, 1997
          and 1996; and the Three Months ended
          February 28/19, 1997 and 1996                         5

          Consolidated Statements of Cash Flows for the
          Six Months ended February 28/29, 1997 and 1996        6

          Notes to Unaudited Consolidated Financial
               Statements                                       8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                     12

          Signatures                                           12

                    Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                   NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                       (Development Stage Companies)

                       CONSOLIDATED BALANCE SHEETS

                                              February 28,    August 31,
                                                   1997          1996
                                              ------------   -----------
                                               (UNAUDITED)
                    ASSETS

CURRENT ASSETS:
     Cash                                     $      1,150   $     2,474
     Inventory                                      81,565        56,761
     Prepaid expenses and other current assets      10,275         7,722
                                              ------------  ------------
     Total Current Assets                           92,990        66,957
                                              ------------  ------------
EQUIPMENT, less accumulated depreciation             5,513         6,240
                                              ------------  ------------
OTHER ASSETS:
     Patents, less accumulated amortization
       of $450,000 at February 28,1997 and
       $300,000 at August 31, 1996               1,050,000     1,200,000
     Security deposits                              18,473        18,473
     Excess of reorganization value over net
       assets, less accumulated amortization
       of $63,306 at February 28,1997 and
       $42,204 at August 31, 1996                  147,715       168,817
                                              ------------   -----------
                                                 1,216,188     1,387,290
                                              ------------   -----------
                                              $  1,314,691   $ 1,460,487
                                              ============   ===========

See accompanying notes to consolidated financial statements

                NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Development Stage Companies)

                         CONSOLIDATED BALANCE SHEETS
                                               February 28,   August 31,
                                                    1997        1996
                                              ------------   -----------
                                               (UNAUDITED)
     LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIENCY)

CURRENT LIABILITIES:
     Current portion of settled liabilities   $    735,754  $   592,853
     Accounts payable and accrued expenses         435,673      323,773
     Due to stockholders                            71,253       76,253
     Deferred salaries                             295,974      200,970
     Other current liabilities                      20,000       20,000
                                              ------------   ----------
                                                 1,558,654    1,213,849
                                              ------------   ----------

OTHER LIABILITIES
     Settled liabilities, less current
       maturities                               1,579,750     1,895,089
     Convertible debentures - 8% due
       January 31, 1999                           436,002       436,002
                                             ------------   -----------
                                                2,015,752     2,331,091
                                             ------------   -----------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
     Common stock $.20 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding - 9,189,500 shares at
      February 28, 1997 and 8,549,500
       shares at August 31, 1996                1,837,900     1,709,900
     Capital deficiency                        (1,602,910)   (2,114,908)
     Retained earnings (deficit)               (2,494,705)   (1,634,802)
     Unearned stock compensation                    -           (44,643)
                                              -----------   -----------
     Total Stockholders' Equity (Deficiency)   (2,259,715)   (2,084,453)
                                              -----------   -----------
                                              $ 1,314,691   $ 1,460,487
                                              ===========   ===========

See accompanying notes to consolidated financial statements

                     NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (Development Stage Companies)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Cumulative
                                            For the Six Months           For the Three Months         Development
                                           Ended February 28/29          Ended February 28/29            Stage
                                            1997           1996           1997           1996       (Since Inception)
                                         ----------     ----------     ----------     ----------      ------------
                                                (UNAUDITED)                   (UNAUDITED)
NET SALES                                $   27,583     $   29,220     $    5,470     $   24,930       $   385,508

COSTS AND EXPENSES:
     Cost of sales                           12,901         17,956          2,461         15,227           236,655
     Selling, general and administrative    731,026        738,854        359,553        340,023         5,921,745
                                         ----------     ----------     ----------     ----------        ----------
                                            743,927        756,810        362,014        355,250         6,158,400
                                         ----------     ----------     ----------     ----------        ----------
LOSS FROM OPERATIONS                       (716,344)      (727,590)      (356,544)      (330,320)       (5,772,892)

OTHER EXPENSES:
     Interest expense                       143,563        118,638         73,593         59,795           404,487
     Interest income                          -              -              -              -                (6,774)
     Reorganization items                     -              -              -              -               365,426
     Litigation settlement                    -              -              -              -               198,996
                                         ----------     ----------     ----------     ----------        ----------
                                            143,563        118,638         73,593         59,795           962,135
                                         ----------     ----------     ----------     ----------        ----------
LOSS BEFORE DISCONTINUED OPERATIONS
     AND EXTRAORDINARY ITEM                (859,907)      (846,228)      (430,137)      (390,115)       (6,735,027)

DISCONTINUED OPERATIONS                       -              -              -              -            (1,435,392)
                                         ----------     ----------     ----------     ----------        ----------
LOSS BEFORE EXTRAORDINARY ITEM             (859,907)      (846,228)      (430,137)      (390,115)       (8,170,419)

EXTRAORDINARY ITEM - Gain on
     debt discharge                           -              -              -              -               449,583
                                         ----------     ----------     ----------     ----------        ----------
NET LOSS                                 $ (859,907)    $ (846,228)    $ (430,137)    $(390,115)       $(7,720,836)
                                         ==========     ==========     ==========     ==========        ==========

WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING                     8,930,333      8,187,000      8,838,667      8,187,000
                                         ==========     ==========     ==========     ==========

EARNINGS (LOSS) PER SHARE                $    (0.10)    $    (0.10)    $    (0.05)    $    (0.05)
                                         ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements

          NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
               (Development Stage Companies)

             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    During
                                                       For the Six Months         Development
                                                      Ended February 28/29            Stage
                                                        1997        1996        (Since Inception)
                                                     ----------   ----------        ---------
                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                        $ (859,907)  $ (846,228)    $(7,720,836)
     Adjustments to reconcile net loss to
      net cash flows from operating activities:
        Depreciation and amortization                   172,862      172,665         611,226
        Extraordinary gain on debt discharge              -            -            (449,583)
        Interest expense incurred to state settled
          liabilities at present value                  115,841        -             324,099
        Revaluation of assets and liabilities
          to fair value                                   -            -             482,934
        Litigation settlement                             -            -             198,996
        Common stock released in exchange for services   44,643        -              62,500
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
         acquisition)
          Inventory                                     (24,804)     (15,949)        (81,565)
          Prepaid expenses                               (2,553)         446         (10,275)
          Accounts payable and accrued expenses         111,902      (67,088)      2,702,662
          Security deposits                               -           (7,704)        (18,473)
          Deferred salaries                              95,004       87,696         295,974
          Obligation from discontinued operations         -            -              51,118
                                                     ----------   ----------      ----------
Cash flows from operating activities                   (347,012)    (676,162)     (3,551,223)
                                                     ----------   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                               (1,032)      (1,880)        (27,801)
     Increase in patent costs                             -            -            (131,290)
     Acquisition accounted for as a
        reverse purchase                                  -            -            (517,893)
                                                     ----------   ----------       ---------
Net cash flows from investing activities                 (1,032)      (1,880)       (676,984)
                                                     ----------   ----------       ---------

See accompanying notes to consolidated financial statements

                           NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                  (Development Stage Companies)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Cumulative
                                                                                     During
                                                        For the Six Months        Development
                                                       Ended February 28/29          Stage
                                                         1997         1996     (Since Inception)
                                                     ----------   ----------       ----------
                                                           (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of notes payable                            -           75,000          721,000
     Payments on notes payable                            -            -              (75,000)
     Payment of settled liabilities                    (288,280)  (1,188,816)      (1,720,351)
     Proceeds from issuance of common stock             640,000        -            3,916,340
     Collection of stock subscription receivable          -           95,000           95,000
     Proceeds from issuance of long-term debt             -            -              785,113
     Advances received from stockholders                 (5,000)       -               71,253
     Proceeds from issuance of 8% convertible
          debentures                                      -          286,002          436,002
                                                     ----------   ----------       ----------
Net cash flows from financing activities                346,720     (732,814)       4,229,357
                                                     ----------   ----------       ----------
NET CHANGE IN CASH                                       (1,324)  (1,410,856)           1,150

CASH AT BEGINNING OF PERIOD                               2,474    1,496,442            -
                                                     ----------   ----------       ----------
CASH AT END OF PERIOD                                $    1,150   $   85,586       $    1,150
                                                     ==========   ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                        $    5,501   $   24,888       $   38,332
                                                     ==========   ==========       ==========

Income taxes paid                                    $    -       $    -           $    -
                                                     ==========   =========        ==========

Common stock issued in exchange
     for settlement of debt                          $    -       $    -           $   46,750
                                                     ==========   ==========       ==========

Common stock issued in exchange
     for subscriptions receivable                    $    -       $    -           $   95,000
                                                     ==========   ==========       ==========

Common stock issued in exchange for
     services, net of unearned compensation          $   44,643   $    -           $   62,500
                                                     ==========   ==========       ==========

See accompanying notes to consolidated financial statements

               NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     (Development Stage Companies)

             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

                          February 28, 1997

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

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of warrants outstanding and shares issueable in connection with convertible debentures is not included since it would be anti-dilutive.

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

Effective August 6, 1991, PNF acquired 89% of the outstanding common stock of both No Fire Engineering, Inc. and No Fire Ceramic Products, Inc. In a transaction accounted for as a reverse acquisition. Collectively, those two companies developed, manufactured and sold fire retardant intumescent products. No Fire Engineering, Inc. was dissolved on March 14, 1997.

               NOFIRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    (Development Stage Companies)

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

                         February 28, 1997


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

As of August 11, 1995, the Company adopted "fresh start reporting" and implemented the effects of such adoption in its balance sheet as of August 31, 1995.


NOTE 3-   Fresh Start Reporting:

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

                           February 28, 1997

Management believes that actions currently being undertaken to obtain significant sales contracts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

                    Shares      Exercise Price
                    -------     --------------
                    990,000          $1.00
                  1,087,500           2.00
                     35,000           2.50
                     50,000           3.00
                     50,000           3.25
                     12,000           5.00
                 ----------
                  2,224,500

The warrants will vest to the holders in various intervals ranging from issue date to three years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product improvement and testing. It now has several certifications for specific applications and had filed for two additional patents. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as high-speed ferries, nuclear generation plants, electric utilities, low-cost manufactured homes, and automotive. The Company believes that important supply contracts will be obtained from one or more of these areas within the next year permitting the Company to leave the development stage. The greatest obstacles to obtaining such contracts are the continuing tests and approvals required and the high price of the product. The Company's most pressing need is a cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company's product line has been developed to the stage where it can be sold commercially in a form that is safe, easy to use and performs its intended function well. The Company intends to continue its research and testing efforts to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors.


COMPARISON SIX MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

The Company remained a development stage company. Sales of $27,583 for the six months ended February 28, 1997 represented a decrease of 6% from the $29,220 for the comparable six-month period of the prior year. Cost of goods sold during the same periods decreased 28% from $17,956 to $12,901 resulting in a gross profit of $14,682 compared to $11,264 in the prior year. Selling, general and administrative expenses for the six-months ended February 28, 1997 were $731,026 representing a decrease of $7,828 or 1% from the $738,854 of the similar period of prior year. Interest expense of $143,563 in the current period was an increase of $24,925 or 21% from the $118,638 of the similar period of the prior year. The change is represented primarily by the interest expense accrued on the convertible debentures issued in the prior fiscal year.


COMPARISON THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

Sales of $5,470 for the three months ended February 28, 1997 represented a decrease of 78% from the $24,930 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased 84% from $15,227 to $2,461 resulting in a gross profit of $3,009 compared to $9,703 in the prior year. Selling, general and administrative expenses for the three months ended February 28, 1997 were $359,553 representing an increase of $19,530 or 6% from the $340,023 of the similar period of the prior year.

Ongoing expenses were the same in each year with the difference represented by a one-time financial public relations consulting fee of $17,856 in the latter quarter. Interest expense of $73,593 in the current period was an increase of $13,798 or 23% from the $59,795 of the similar period of the prior year. The change is represented primarily by the interest expense accrued on the convertible debentures issued in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1997 the Company had cash balances of $1,150. In order to fund continuing operations during the six months ended on that date, $640,000 was obtained by the private sales of unregistered common stock with warrants to several accredited investors. Because of limited cash resources, the Company has deferred payment of $282,544 of the second installment of the Chapter 11 liability to unsecured creditors that was due in late September 1996. In order to meet that liability and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures and the sale of equity securities in a public or private offering. From March 1 to March 31, 1997, an additional $75,000 was obtained in private sales of unregistered common stock with warrants to accredited investors.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 1997.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 1997               NoFire Technologies, Inc.


                                    By: _______________________
                                        Sam Oolie
                                        Chairman and Chief Executive
                                           Officer


                                    By: _______________________
                                        Charles R. Stone
                                        Vice President and Chief Financial
                                           Officer
                                        (Chief Accounting Officer)