Form 10QSB
period 1997-05-31
NOFIRE TECHNOLOGIES INC
filed 1997-07-09
CIK 823070

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                   FORM 10-QSB

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarterly Period Ended May 31, 1997

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 9,597,200 shares of Common Stock as of July 3, 1997.

Transitional Small Business Disclosure Format (check one):
                         YES            NO  X
                             ---           ---

                        NOFIRE TECHNOLOGIES, INC.

                               FORM 10-QSB

                                  INDEX

PART I -  FINANCIAL INFORMATION                                 PAGE

Item 1.   Unaudited Financial Statements:

          Balance Sheets as of May 31, 1997
          and August 31, 1996                                    3

          Statements of Operations for
          the Nine Months ended May 31, 1997
          and 1996; and the Three Months ended
          May 31, 1997 and 1996                                  5

          Statements of Cash Flows for the
          Nine Months ended May 31, 1997 and 1996                6

          Notes to Financial Statements                          8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations         10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                      12

          Signatures                                            12

                          Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        NOFIRE TECHNOLOGIES, INC.
                       (Development Stage Company)

                            BALANCE SHEETS

                                                    May 31,     August 31,
                                                     1997           1996
                                                ------------   ------------
                                                 (UNAUDITED)
                    ASSETS

CURRENT ASSETS:
     Cash                                       $      4,945   $      2,474
     Inventory                                       100,394         56,761
     Prepaid expenses and other current assets        13,922          7,722
                                                ------------   ------------
     Total Current Assets                            119,261         66,957
                                                ------------   ------------
EQUIPMENT, less accumulated depreciation               4,631          6,240
                                                ------------   ------------
OTHER ASSETS:
     Patents, less accumulated amortization
       of $525,000 at May 31, 1997 and
       $300,000 at August 31, 1996                   975,000      1,200,000
     Security deposits                                18,473         18,473
     Excess of reorganization value over net
       assets, less accumulated amortization
       of $73,857 at May 31, 1997 and
       $42,204 at August 31, 1996                    137,164        168,817
                                                ------------   ------------
                                                   1,130,637      1,387,290
                                                ------------   ------------
                                                $  1,254,529   $  1,460,487
                                                ============   ============

See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                    (Development Stage Company)

                        BALANCE SHEETS

                                                     May 31,    August 31,
                                                      1997         1996
                                                ------------   ------------
                                                 (UNAUDITED)
     LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIENCY)

CURRENT LIABILITIES:
     Current portion of settled liabilities     $    790,441   $    592,853
     Accounts payable and accrued expenses           439,405        323,773
     Due to stockholders                             101,153         76,253
     Deferred salaries                               339,822        200,970
     Other current liabilities                        20,000         20,000
                                                ------------   ------------
                                                   1,690,821      1,213,849
                                                ------------   ------------

OTHER LIABILITIES
     Settled liabilities, less current
       maturities                                  1,555,823      1,895,089
     Convertible debentures - 8% due
       January 31, 1999                              436,002        436,002
                                                ------------   ------------
                                                   1,991,825      2,331,091
                                                ------------   ------------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
     Common stock $.20 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding - 9,423,500
        shares at May 31, 1997 and 8,549,500
        shares at August 31, 1996                  1,884,700      1,709,900
     Capital deficiency                           (1,440,706)    (2,114,908)
     Retained earnings (deficit)                  (2,872,111)    (1,634,802)
     Unearned stock compensation                       -            (44,643)
                                                 -----------   ------------
     Total Stockholders' Equity (Deficiency)      (2,428,117)    (2,084,453)
                                                 -----------   ------------
                                                 $ 1,254,529   $  1,460,487
                                                 ===========   ============

See accompanying notes to financial statements

                           NOFIRE TECHNOLOGIES, INC.
                          (Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                     Cumulative
                                            For the Nine Months          For the Three Months        Development
                                                Ended May 31                  Ended May 31              Stage
                                            1997           1996           1997           1996    (Since Inception)
                                         -----------   -----------     -----------   -----------      -----------
                                                 (UNAUDITED)                  (UNAUDITED)
NET SALES                                $    35,067   $    35,274     $     7,484    $    6,054      $   392,992

COSTS AND EXPENSES:
     Cost of sales                            16,270        21,650           3,369         3,694          240,024
     Selling, general and administrative   1,033,728     1,106,912         302,702       368,058        6,224,447
                                         -----------   -----------     -----------   -----------      -----------
                                           1,049,998     1,128,562         306,071       371,752        6,464,471
                                         -----------   -----------     -----------   -----------      -----------
LOSS FROM OPERATIONS                      (1,014,931)   (1,093,288)       (298,587)     (365,698)      (6,071,479)
                                         -----------   -----------     -----------   -----------      -----------

OTHER EXPENSES:
     Interest expense                        222,378       184,394          78,815        65,756          483,302
     Interest income                           -             -               -             -               (6,774)
     Reorganization items                      -             -               -             -              365,426
     Litigation settlement                     -             -               -             -              198,996
                                         -----------   -----------     -----------   -----------      -----------
                                             222,378       184,394          78,815        65,756        1,040,950
                                         -----------   -----------     -----------   -----------      -----------
LOSS BEFORE DISCONTINUED OPERATIONS
     AND EXTRAORDINARY ITEM               (1,237,309)   (1,277,682)       (377,402)     (431,454)      (7,112,429)

DISCONTINUED OPERATIONS                        -             -               -             -           (1,435,392)
                                         -----------   -----------     -----------   -----------      -----------
LOSS BEFORE EXTRAORDINARY ITEM            (1,237,309)   (1,277,682)       (377,402)     (431,454)      (8,547,821)

EXTRAORDINARY ITEM - Gain on
     debt discharge                            -             -               -             -              449,583
                                         -----------   -----------     -----------   -----------      -----------
NET LOSS                                 $(1,237,309)  $(1,277,682)    $  (377,402)  $  (431,454)     $(8,098,238)
                                         ===========   ===========     ===========   ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING                      9,066,833     8,188,782       8,998,583     8,188,782
                                         ===========   ===========     ===========   ===========

EARNINGS (LOSS) PER SHARE                $     (0.14)   $    (0.16)    $     (0.04)  $     (0.05)
                                         ===========   ===========     ===========   ===========

See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                  (Development Stage Company)

                    STATEMENTS OF CASH FLOWS

                                                                                    During
                                                       For the Nine Months        Development
                                                          Ended May 31              Stage
                                                        1997        1996       (Since Inception)
                                                    -----------  -----------     -----------
                                                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                       $(1,237,309) $(1,277,682)    $(8,098,238)
     Adjustments to reconcile net loss to
      net cash flows from operating activities:
        Depreciation and amortization                   259,296      259,068         697,660
        Extraordinary gain on debt discharge              -            -            (449,583)
        Interest expense incurred to state settled
          liabilities at present value                  173,760      164,504         382,018
        Revaluation of assets and liabilities
          to fair value                                   -            -             482,934
        Litigation settlement                             -            -             198,996
        Common stock released in exchange for services   44,643        -              62,500
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
         acquisition)
          Inventory                                     (43,633)     (19,889)       (100,394)
          Prepaid expenses                               (6,200)       1,245         (13,922)
          Accounts payable and accrued expenses         115,632     (123,467)      2,706,392
          Security deposits                               -           (8,714)        (18,473)
          Deferred salaries                             138,852      138,852         339,822
          Obligation from discontinued operations         -            -              51,118
                                                    -----------  -----------     -----------
Net cash flows from operating activities               (554,959)    (866,083)     (3,759,170)
                                                    -----------  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                               (1,032)      (3,485)        (27,801)
     Increase in patent costs                             -            -            (131,290)
     Acquisition accounted for as a
        reverse purchase                                  -            -            (517,893)
                                                    -----------  -----------      ----------
Net cash flows from investing activities                 (1,032)      (3,485)       (676,984)
                                                    -----------  -----------      ----------

See accompanying notes to financial statements

                            NOFIRE TECHNOLOGIES, INC.
                           (Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                   Cumulative
                                                                                     During
                                                        For the Nine Months        Development
                                                            Ended May 31              Stage
                                                         1997         1996     (Since Inception)
                                                    -----------   -----------      -----------
                                                           (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds of notes payable                            -            -               721,000
     Payments on notes payable                            -            -               (75,000)
     Payment of settled liabilities                    (315,438)   (1,310,370)      (1,747,509)
     Proceeds from issuance of common stock             849,000         -            4,125,340
     Collection of stock subscription receivable          -            95,000           95,000
     Proceeds from issuance of long-term debt             -             -              785,113
     Advances received from stockholders                 24,900       165,000          101,153
     Proceeds from issuance of 8% convertible
          debentures                                      -           436,002          436,002
                                                    -----------   -----------      -----------
Net cash flows from financing activities                558,462      (614,368)       4,441,099
                                                    -----------   -----------      -----------
NET CHANGE IN CASH                                        2,471    (1,483,936)           4,945

CASH AT BEGINNING OF PERIOD                               2,474     1,496,442            -
                                                    -----------   -----------      -----------
CASH AT END OF PERIOD                               $     4,945   $    12,506      $     4,945
                                                    ===========   ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                       $     8,072   $    27,938      $    40,903
                                                    ===========   ===========      ===========

Income taxes paid                                   $     -       $     -          $     -
                                                    ===========   ===========      ===========

Common stock issued in exchange
     for settlement of debt                         $     -       $     -          $    46,750
                                                    ===========   ===========      ===========

Common stock issued in exchange
     for subscriptions receivable                   $     -       $     -          $    95,000
                                                    ===========   ===========      ===========

Common stock issued in exchange for
     services, net of unearned compensation         $    44,643   $     -          $    62,500
                                                    ===========   ===========      ===========

See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                     (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

                            May 31, 1997

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

Effective August 6, 1991, PNF acquired 89% of the outstanding common stock of both No Fire Engineering, Inc. and No Fire Ceramic Products, Inc. in a transaction accounted for as a reverse acquisition. Collectively, those two companies developed, manufactured and sold fire retardant intumescent products. Both these subsidiaries were disolved during the present fiscal year.

                   NOFIRE TECHNOLOGIES, INC.
                  (Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

                         May 31, 1997


On August 31, 1994, involuntary petitions for relief under Chapter 11 of the Code were filed against the Company and certain of its former subsidiaries. Under the provisions of the Code, claims against the Company in existence prior to the Petition Date were stayed. The Company continued its business operations and was managed by a Bankruptcy Trustee. On April 7, 1995 the Bankruptcy
Court confirmed the Plan. The Plan provided that virtually all pre-petition claims of the Company would be paid in full over a four-year period.

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

                      NOFIRE TECHNOLOGIES, INC.
                     (Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

                             May 31, 1997

Management believes that actions currently being undertaken to obtain significant sales contracts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

                    Shares      Exercise Price
                    -------     --------------
                    990,000          $1.00
                  1,426,500           2.00
                     35,000           2.50
                    100,000           3.00
                     50,000           3.25
                     12,000           5.00
                 ----------
                  2,613,500

The warrants vest to the holders in various intervals ranging from issue date to three years from issuance.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product improvement and testing. It now has several certifications for specific applications and has filed for three additional patents. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as nuclear generation plants, high-speed ferries, electric utilities, low-cost manufactured homes, and automotive. The Company believes that important supply contracts will be obtained from one or more of these areas within the next year permitting the Company to leave the development stage. The greatest obstacles to obtaining such contracts are the continuing tests and approvals required and the high price of the product. The Company's most pressing need is a cash infusion as discussed below in the section on Liquidity and Capital Resources.

The Company's products perform their intended functions well and have been developed to the stage where they can be sold commercially in a form that is safe and easy to use. The Company intends to continue its research and testing efforts to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors.


COMPARISON NINE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996

The Company remained a development stage company. Sales of $35,067 for the nine months ended May 31, 1997 represented a decrease of 1% from the $35,274 for the comparable nine-month period of the prior year. Cost of goods sold during the same periods decreased 25% from $21,650 to $16,270 resulting in a gross profit of $18,797 compared to $13,624 in the prior year. Selling, general and administrative expenses for the nine-months ended May 31, 1997 were $1,033,728 representing a decrease of $73,184 or 7% from the $1,106,912 of the similar period of the prior year. Interest expense of $222,378 in the current period was an increase of $37,984 or 21% from the $184,394 of the similar period of the prior year. The change is represented by interest accrued on delinquent payments to a supplier of services and the interest expense accrued on the convertible debentures issued in the prior fiscal year.


COMPARISON THREE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996

Sales of $7,484 for the three months ended May 31, 1997 represented an increase of 24% from the $6,054 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased 9% from $3,694 to $3,369 resulting in a gross profit of $4,115 compared to $2,360 in the prior year. Selling, general and administrative expenses for the three months ended May 31, 1997 were $302,702 representing a decrease of $65,356 or 18% from the $368,058 of the similar period of the prior year. Most ongoing expenses were lower in the current year. The largest reductions were in testing, $12,700, salaries, $13,200, and professional fees, $13,600. Interest expense of $78,815 in the current period was an increase of $13,059 or 20% from the $65,756 of the similar period of the prior year. The change is represented by the interest accrued on delinquent payments to a supplier of services and interest accrued on the convertible debentures issued in the prior fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1997 the Company had cash balances of $4,945. In order to fund continuing operations during the nine months ended on that date, $849,000 was obtained by the private sales of unregistered common stock with warrants to several accredited investors. Because of limited cash resources, the Company has deferred payment of $271,772 of the second installment of the Chapter 11 liability to unsecured creditors that was due in late September 1996. In order to meet that liability and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures and the sale of equity securities in a public or private offering. From June 1 to July 3, 1997, an additional $173,700 was obtained in private sales of unregistered common stock with warrants to accredited investors.


                    Part II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 1997.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 7, 1997               NoFire Technologies, Inc.


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