Form 10KSB
period 1997-08-31
NOFIRE TECHNOLOGIES INC
filed 1997-11-26
CIK 823070

                U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR   15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 1997

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

                             YES X   NO___


Check if there is no disclosure of delinquent filers contained in this form in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]


Issuer's revenues for it fiscal year ended August 31, 1997     $42,042


Aggregate market value of the voting stock held by
non-affiliates as of November 7, 1997:                      $5,830,125


Number of shares of common stock outstanding as of as of
November 7, 1997:                                            9,867,200


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

     On August 6, 1991, the Company acquired 89% of the outstanding common stock of both No Fire Ceramic Products, Inc. and No Fire
Engineering, Inc. (collectively the "No Fire Companies") in exchange for newly issued shares of PNF common stock together with an option to acquire the remaining 11% of such shares. The No Fire Companies were engaged in the business of developing and manufacturing fire retardant, intumescent products. For financial reporting purposes, the acquisition of the No Fire Companies was accounted for as a reverse acquisition of the Company by the No Fire Companies. Both these subsidiaries were dissolved in fiscal year 1997.

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

     Under the Plan, (i) all then outstanding Common Stock and other equity securities of the Company (including warrants, options and convertible securities) were canceled, (ii) new investors made an aggregate equity contribution of $2 million to the Company and thereby acquired 7,546,400 shares of new Common Stock at an average purchase price of $0.265 per share, (iii) public shareholders (defined as shareholders who (a) acquired their shares either in the Company's initial public offering or on the open market, (b) are not current or former members of the Company's management and (c) held more than ten shares of the Company's Common Stock prior to the effective date of the Plan (the "Effective Date")) received an aggregate of 433,600 shares of new Common Stock, and (iv) certain class action claimants received 20,000 shares of Common Stock. Claims of creditors, to the extent allowed under the Plan, are required to be paid over a four year period. (See Note 3 to Consolidated Financial Statements, page F-9.)

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


BUSINESS OF THE COMPANY

     Since the disposition of its cellular telephone business in 1993, the sole business of the Company has been the development, manufacture and marketing of fire retardant products. The Company manufactures a fire retardant product for use as a coating material on many different kinds of substances to render them fire and heat resistant. The product can be manufactured in various liquid forms, specifically adapted for the particular substrate, application and degree of protection required; or as a textile product, typically a woven fiberglass material, coated with the NoFire liquid product.

     The NoFire liquid product belongs to a class of materials called intumescents, which means that they expand in size when heated. Intumescents, which have been produced since the 1950's, have a high degree of fire retardancy and add significant heat protection to a coated surface upon expansion. The major performance characteristics of intumescent products include: useful temperature range; degree of fire and heat protection; adhesion to substrate; degree of toxicity in both the liquid state and during combustion; amount of smoke developed during combustion; ease of application; durability; resistance to weather; and price. Early intumescent products, as well as many current products, have had significant deficiencies with respect to several of these important performance characteristics (primarily the degree of fire and heat protection, useful temperature range, and/or toxicity) that have limited their usefulness.

     The Company has developed intumescent products intended to eliminate or minimize these deficiencies and (i) provide significant protection for a wide range of substrates with relatively thin coats of fire protective material, (ii) be useful over a wider temperature range and (iii) utilize a waterbased, nontoxic formula. The NoFire products are manufactured based on two basic formulas, electrically conductive and nonconductive. Both formulas combine a fluid intumescent with ceramic fibers of various sizes and types, which together provide the desired fire retardancy.
Most applications require the nonconductive formula, while the conductive formula is useful for specific applications where electrical conductivity of the surface is advantageous. The NoFire formulas are covered by two United States Patents and corresponding patents and patent applications in over 30 foreign countries. The United States Patents are:

     Patent No.4,879,320 - Intumescent Fire-Retardant Coating Material,
        issued November 7, 1989 and
     Patent No.4,965,296 - Intumescent Fire-Retardant and Electrically-
        Conductive Coating Material, issued October 23,1990.

     Although the Company believes such patents are valid and enforceable, in the event of a challenge to their validity or an infringement of such patents, the Company's limited financial resources may restrict its ability to defend or enforce its rights under such patents in legal proceedings.

     During fiscal years 1996 and 1997 the Company applied for four additional United States Patents.

     The NoFire products are potentially useful on many different substrates, including wood and wood products, metals (steel, aluminum, and various alloys), certain plastics, fabrics and textiles (fiberglass, natural and synthetic fibers). Industries that are presently using these types of product or are developing applications for them include the construction, public and private housing, maritime, automotive, railway cars, airports, nuclear power plants and military. The Company is actively pursuing business opportunities in these and other markets, has passed numerous tests and obtained several certifications, but has not yet obtained contracts for, or achieved sales of, significant amounts of its products.


MARKETING/DISTRIBUTION

     The Company markets its products using several different methods, depending upon the applications, industry, product, or territory being targeted. These methods include: direct marketing; use of independent agents/distributors; and exclusive and nonexclusive licensing arrangements. Because the Company has limited resources, it expects to rely primarily upon independent third parties to market and distribute its products.

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


MAJOR CUSTOMERS

     The three largest customers during the most recent fiscal year represented 25%, 23% and 12% of total sales respectively. Because sales in the development stage are minimal, the Company is not dependent on any one of these customers for future sales.


GOVERNMENT REGULATIONS AND APPROVALS; RESEARCH AND DEVELOPMENT

     For most applications, fire retardant products are required to undergo testing for approvals by government or independent laboratories. These requirements are typically determined either by government agencies, such as the U.S. Nuclear Regulatory Commission, or nationally recognized organizations, such as the American Society for Testing and

Material ("ASTM") or Underwriters Laboratories, Inc. ("UL"). Product development is continuing in many different areas, and the NoFire product has been tested and certified by independent laboratories for various applications in the areas of building materials and construction (ASTM E84-87, UL94, UL746C, ASTM E152 and UBC 42-2), transportation (NFPA 417, FAR 25.855(c)) and utilities (ASTM E81488). To date, the Company has not yet obtained approvals for use on such applications as structural steel, roofing and others. Such approvals must be obtained before the NoFire product can be used for any of these applications. There is no assurance that the NoFire product will satisfy these testing requirements or meet other performance criteria established by prospective customers. The Company conducts in-house fire and heat endurance tests exclusively for research and development and feasibility studies. These tests are used to develop applications and solutions to problems, but are not a substitute for tests by independent laboratories or government agencies that are generally required before the product can be sold for particular applications. The Company's direct costs for research and development (which has been conducted primarily by its president and chief technical officer, Dr. Gottfried, as a part of his overall duties) have not been material and have not been segregated for accounting purposes.


EMPLOYEES

     As of November 7, 1997, the Company had seven employees, six of whom were full-time employees.


Item 2.  DESCRIPTION OF PROPERTY

     The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space at an approximate monthly rental of $8,200 pursuant to a lease expiring August 31, 1998.


Item 3.  LEGAL PROCEEDINGS

     Except for the bankruptcy reorganization proceeding described in
Item 1 in which the Bankruptcy Court has continuing jurisdiction relative to (i) the approval and payment of certain claims and expenses and (ii) disposition of the Company's two issued patents, the Company is a party to two pending legal proceedings. Both proceedings are claims made by a former stockholder of the pre-petition companies for (1) the Company's deposit held by the landlord of the leased premises and (2) certain furniture and equipment used by the Company. The estimated amount of the claims is less than $30,000. It is the opinion of counsel that both claims are without merit.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               None


                                PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     According to information provided by the National Quotation Bureau, Inc., no bid or ask prices were reported for the Company's Common Stock prior to September 14, 1995. Beginning with transactions on that date, the Company's shares were quoted on the "OTC Bulletin Board". The National Quotation Bureau reported the following high and low bid quotations which reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                          1996-1997             1995-1996
     Quarter Ended      High      Low         High      Low
     -------------      ----      ---         ----      ---
     November 30       $1.625    $0.875      $4.75     $3.375
     February 28/29    $0.938    $0.594      $4.25     $3.00
     May 31            $2.25     $0.375      $3.25     $1.50
     August 31         $2.063    $0.813      $2.375    $1.125

     (b)  HOLDERS

     As of November 7, 1997, there were approximately 169 holders of record of the Company's outstanding Common Stock.

     (c)  DIVIDENDS

     The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its operations. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     After emerging from Chapter 11 bankruptcy on August 11, 1995, and through fiscal years 1996 and 1997, the Company continued product development and application testing. As a result, several certifications have been obtained for specific applications and four additional patent applications have been filed. Marketing efforts to develop new applications and establish new customers continued. Though these efforts did not result in significant sales in fiscal years 1996 and 1997, several events give promise for fiscal 1998 and beyond. Those events include: highest rated intumescent product in U.S. Navy tests; receipt of an MEA (Materials and Equipment Acceptance Division) acceptance from the City of

New York and specification by their Department of Housing Preservation and Development; approval by the State Fire Marshall of California; successful demonstration at Underwriters Laboratory of heat barrier and upgrades for applications in the nuclear power generating industry; successful demonstration of sixty-minute heat barriers for high-speed ferry boats; successful demonstration of heat barrier protection for composite panels for use in the rail transportation industry; and successful demonstration in laboratory tests of underbody protection for automobiles. The greatest obstacles to obtaining major sales contracts are the multitude of tests and approvals required, competition against well established and better capitalized companies, and the slow process of specifying a new product in highly regulated applications. The Company intends to continue its research efforts to develop and improve its products to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant as sales increase, with additional sales and marketing efforts being provided by commissioned independent contractors.


LIQUIDITY AND  CAPITAL RESOURCES

During fiscal years 1996 and 1997, funds needed to continue the Company's product development and marketing efforts were provided by the sale of convertible debentures and the private sale of common stock with warrants in the respective amounts of $436,000 and $300,000 in fiscal 1996, and the private sale of common stock with warrants of $1,092,700 in fiscal 1997.

As discussed in Note 3 to the Financial Statements, and because of limited cash resources, the Company has deferred payment of $245,178 of the second installment of the Chapter 11 liability to unsecured creditors that was due in late September 1996. As of November 7, 1997, it has also deferred $559,656 of the third installment due in late September and early October 1997. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company's continued viability will depend on alternative sources of funding including exercise of warrants, and sale of debentures and/or equity securities in a public offering or private investment transactions. There is no assurance that such alternative funding efforts will be successful. After the end of fiscal 1997 and through November 7, 1997, an additional amount of $200,000 was obtained in private sales of common stock with warrants.


RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 1997 AND 1996

The Company remained a development stage company in fiscal year 1997. Sales of $42,042, represented a decrease of $15,863 or 27% from the $57,905 in the prior year.

The net loss of $1,599,841 for fiscal year 1997 was $34,961 or 2.1% smaller than the loss of $1,634,802 in the prior year.

General and administrative expenses of $1,318,319 in fiscal year 1997 were $111,529 or 8% less than the prior year. In fiscal 1997 testing expenses of $57,600 were $33,500 or 37% less than the prior year. Insurance costs of $48,300 were a reduction of $16,800 or 26% from the prior year mainly as a result of favorable premium rates. In fiscal 1997 the remaining reserves of $48,300 for unknown expenses that might result from the Chapter 11 era were written off. This credit against expenses compared to $20,000 written off in the prior year.

Accounting rules related to future annual payments of Chapter 11 claims require that such claims be stated at their net present value. As a result, the Company recognizes interest expense over the scheduled repayment term of the claims. The expense recognized was $208,258 in fiscal year 1996 and $231,680 in fiscal year 1997.


Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 1997, together with the report thereon by the Company's independent auditors, Wiss & Company, LLP, ("Wiss"), are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

     The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

Dr. Samuel Gottfried          51        Director, President,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Bernard J. Koster             64        Director

Gerald H. Litwin              55        Director

Sam Oolie                     61        Director, Chairman
                                        of the Board and
                                        Chief Executive Officer

Charles R. Stone              65        Director, Vice
                                        President,
                                        Secretary, Treasurer
                                        and Chief Financial
                                        Officer

     Mr. Stone has advised the Company of his intention to retire from active employment on November 30, 1997 and resign from his elected positions on that same date. As may be required, he will make himself available to assist the Company after that date.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

Dr. Samuel Gottfried

     Dr. Gottfried was named a director of the Company and appointed President of its fire retardant products subsidiaries in August 1991. He was appointed Interim Chairman of the Board and Chief Executive Officer on August 14, 1992. On August 16, 1995 he was elected President, Chief Technical Officer and Assistant Treasurer of the Company. Dr. Gottfried holds a doctorate in electrical engineering from New York University and a Ph.D. in electrophysics from the Polytechnic Institute of New York.

Bernard J. Koster

          Mr. Koster has served as a Director of the Company since September, 1993. Mr. Koster is an attorney and accountant and since January 1, 1993 has been of counsel to the law firm of Gerald H. Litwin, P.A. formerly Litwin and Holsinger, Hackensack, New Jersey. Since 1993, Mr. Koster has also served as a Director of Tofutti Brands, Inc., a health food manufacturer.

Gerald H. Litwin

     Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past five years, Mr. Litwin, an attorney, has been the principal of Gerald H. Litwin, P.A. and previously a partner in the law firm of Litwin & Holsinger, Hackensack, New Jersey. Mr. Litwin's firms served as the Company's General Counsel and continues to provide certain legal services to the Company.

Sam Oolie

     Mr. Oolie has served as a Director of the Company since September, 1993 and as Chairman of the Board and Chief Executive Officer since August 16, 1995. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privately owned investment company. Mr. Oolie also serves as a Director of Avesis, Inc., a provider of optical and dental services to employee groups, since March, 1985; Comverse Technology, Inc., a manufacturer of voice storage and forwarding systems and message management computer services, since May, 1985; and Noise Cancellation Technologies, Inc., a company developing and manufacturing electronic noise cancellation devices, since April, 1987.

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

     Dr. Gottfried, Mr. Koster and Mr. Oolie were members of the Company's Board of Directors in 1994 when bankruptcy proceedings were commenced against the Company. In addition, Dr. Gottfried was a defendant in an action commenced by the Securities and Exchange Commission against the Company, Dr. Gottfried and certain former shareholders, officers, directors and accountants of the Company in the United States District Court for the District of New Jersey on September 27, 1994 alleging various violations of the federal securities laws by the defendants. Dr. Gottfried did not admit or deny any wrongdoing. The action was resolved through the entry of consent judgments against the defendants permanently enjoining the defendants, including the Company and Dr. Gottfried, against future securities laws violations.

     The Board of Directors of the Company has established an Executive Committee (Dr. Gottfried, Mr. Oolie and Mr. Stone), an Audit Committee (Mr. Koster, Mr. Litwin and Mr. Stone), and a Compensation Committee (Mr. Koster, Mr. Litwin and Mr. Oolie).


Item 10. EXECUTIVE COMPENSATION

     The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2, 3 and 4 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 1997, 1996 and 1995, nor were there any long-term incentive plan awards, or stock options or stock appreciation rights.

     Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.

                         SUMMARY COMPENSATION TABLE

                    For the Years Ended August 31, 1997, 1996 and 1995

Name and               Year Ended   Salary  Salary       Options  All Other
Principal Position     August 31    Paid    Deferred(1)  SAR's    Compensation
------------------     ----------   ------  -----------  -----    ------------

Sam  Oolie                1997      $53,118   $75,010     (4)        None
Chairman  of the Board    1996      $50,678   $75,010     None       None
and Chief Executive       1995       $2,885    $4,327     None       None
Officer since
August 16, 1995

Samuel Gottfried          1997      $98,820   $39,998     (4)        None
Chairman of the Board     1996      $96,290   $39,988     None       None
through  August 15, 1995  1995      $96,900    $2,308     (2)        None
President and Chief
Technical Officer
since August 16, 1995

Charles R. Stone          1997      $49,870   $49,998     (4)        None
Vice President,           1996      $54,488   $49,998     (3)        None
Secretary, Treasurer      1995       $2,885    $2,885     (2)        None
and Chief Financial
Officer since
August 16, 1995

Note (1) Amounts shown as salary deferred for fiscal years 1997, 1996 and 1995 represent amounts payable to such executives in the future commencing when the Company achieves sales at an annualized rate over $2 million and such payments are authorized by the Board of Directors.

Note (2) At a meeting of the Company's Board of Directors held on August 16, 1995, the Board authorized the issuance of warrants to Dr. Gottfried and to Mr. Stone to purchase respectively 400,000 shares and 75,000 shares of Common Stock at a purchase price of $1.00 per share, such warrants to vest in equal installments over a three-year period commencing in August, 1996. Both warrants were issued during the fiscal year ended August 31, 1996.

Note (3) In consideration of loans, advances and other considerations, the Company granted to Mr. Stone on February 9, 1996 a warrant to purchase 50,000 shares of Common Stock at a purchase price of $3.25 per share with immediate vesting.

Note (4) At a meeting of the Company's Board of Directors held on June 18, 1997, the Board authorized the issuance of warrants at an exercise price of $2.00 per share with immediate vesting to Mr. Oolie, 300,000 shares; Dr. Gottfried, 160,000 shares and Mr. Stone, 200,000 shares.


EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Dr. Gottfried for a term of three years effective August 11, 1995 at an annual salary not to exceed $135,000 in the first year. The Company has no other employment agreements.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 7, 1997 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least
5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      ---------------------
Sam Oolie                        1,900,000                18.69%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 1,626,667                15.80%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Charles R. Stone                   620,400                 6.10%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  126,300                 1.27%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                   125,000                 1.25%
Two University Plaza
Hackensack, NJ  07601

All officers and directors       4,398,367                39.76%
as a group (five persons)

Note (1) On August 16, 1995, the Company's Board of Directors authorized the issuance of warrants to purchase Common Stock at a price of $1.00 per share to Dr. Gottfried (400,000 shares with 133,333 shares vested annually), Mr. Stone (75,000 shares with 25,000 shares vested annually), Mr. Koster (17,500 shares with 8,750 shares vested annually), and Mr. Litwin (25,000 shares with 12,500 shares vested annually). Only the Common Stock represented by such warrants exercisable on the first and second anniversary dates are included in the amounts shown in the table. Also included are the warrants for 50,000 shares granted to Mr. Stone as discussed in Note 3 to the Summary Compensation Table in Item 10; warrants for 75,000 shares granted to Mr. Litwin on October 23, 1996; the warrants discussed in Note 4 to the Summary Compensation Table in Item 10 in the amounts of 300,000 for Mr. Oolie, 160,000 for Dr. Gottfried, and 200,000 for Mr. Stone; and warrants authorized by the Board of Directors on June 18,1997 for 25,000 shares for Mr. Koster and 25,000 shares for Mr. Litwin.

Note (2) As of November 7,1997, there were 9,867,500 shares of Common Stock issued and outstanding. Percentage of Class for All officers and directors as a group is computed on 11,061,367 shares which includes 1,194,167 shares exercisable within 60 days pursuant to warrants owned by all the persons listed.


COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

     Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on (i) a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31,1997, and (ii) statements signed by each responsible person, the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a result of loans made to fund the Company's operations during its trusteeship under the Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1995 of $275,207 to Mr. Oolie, $137,290 to Mr. Stone and $27,662 to Mr.
Koster. In September 1995 the first disbursements under the Chapter 11 Reorganization Plan were made and included payments of $91,542 to Mr. Oolie, $43,774 to Mr. Stone and $15,958 to Mr. Koster leaving unsecured gross claims in the Chapter 11 settlement of $183,458 for Mr. Oolie, $93,516 for Mr. Stone and $11,704 for Mr. Koster. No subsequent payments have been made against these balances which are included in the company's liability for settled claims at net present value.

     As an accommodation to the Company in fiscal year 1995, Mr. Oolie purchased a third party Chapter 11 claim for $24,959. He received payment of $13,572 in the first distribution under the plan leaving a net cost to him of $11,387. The Company purchased the claim from Mr. Oolie on February 2, 1996 for that amount. The balance of the claim at the time of purchase was $20,688 with a net present value of $14,880.

     Messrs. Oolie and Stone have made loans and advances to the Company, and partial repayments have been made. At September 1, 1995 the balance due to Mr. Oolie was $59,064 and to Mr. Stone $10,000. At August 31, 1996 the balance due to Mr. Oolie was $41,253 and to Mr. Stone $35,000, and at August 31, 1997 the balances were $36,000 and $35,000 respectively. The balance due to Mr. Stone is represented by a note dated December 19, 1995 with an 8% interest rate. No interest has been paid. To August 31, 1997, $4,764 has been accrued. Refer to Note 3 to the Summary Compensation Table in Item 10 relative to warrants awarded to Mr. Stone in fiscal year 1996.

     In connection with reorganization of the Company in August, 1995, under the federal bankruptcy laws, Dr. Gottfried and Messrs. Koster, Oolie and Stone acquired 1,200,000, 83,800, 1,600,000 and 320,400 shares of the Company's Common Stock, respectively for a cash purchase price of $0.24074 per share ($0.2786 per share in the case of Dr. Gottfried).
Those persons borrowed the funds to effect such purchases from other investors pursuant to non recourse notes bearing interest at an annual rate of 7.75% (7.19% for Dr. Gottfried), which notes are payable by September 18, 1999 (September 18, 1998 for Dr. Gottfried) and are secured by a pledge of such shares. On June 18,1997, the Company's Board of Directors authorized the issuance of warrants to Mr. Oolie, Dr. Gottfried, Mr. Stone, Mr. Koster, and Mr. Litwin entitling such holders to purchase respectively 300,000, 160,000, 200,000, 25,000 and 25,000 shares of the
Company's Common Stock at a price of $2.00 per share. (See Item 11, Note 1.) At that same meeting, a warrant to purchase 100,000 shares of Common Stock at $2.00 per share was granted to a key employee.

     Mr. Litwin is the principal of the law firm of Gerald H. Litwin, P.A., which served as the Company's general counsel to November 4, 1996, and continues to provide certain legal services to the Company. The Company is obligated to that firm in the amount of $270,620 as a balance due in respect of fees of $158,851 for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings, $87,824 for legal services rendered in fiscal 1996, $53,872 for legal services rendered in fiscal 1997 and $20,166 for interest charges in 1997. In addition, Litwin & Holsinger, the predecessor firm, filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Independent Auditors' Report                             F-2

    Financial Statements:

      Balance Sheet as of August 31, 1997                    F-3

      Statements of Operations for the Years
        Ended August 31, 1997 and 1996                       F-4

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the Years Ended August 31,
        1989 through August 31, 1997                         F-5

      Statements of Cash Flows for the Years
        Ended August 31, 1997 and 1996                       F-6

      Notes to Financial Statements                          F-7 to F-15


2.  EXHIBITS

     None


3.  REPORTS ON FORM 8-K

     None

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: November 25, 1997                 By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie,
                                        Chairman of the Board and
                                        Chief Executive Officer

Date: November 25, 1997                 By: /s/ Charles R. Stone
                                        -------------------------
                                        Charles R. Stone,
                                        Vice President, Treasurer, and
                                        Chief Financial and Accounting
                                        Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                November 25, 1997
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               November 24, 1997
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               November 24, 1997
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               November 25, 1997
Sam Oolie, Director


/s/ Charles R. Stone
----------------------------                November 25, 1997
Charles R. Stone, Director

                     INDEX TO FINANCIAL STATEMENTS



                                                                  Page

Report of Independent Auditors                                     F-2

Financial Statements:

  Balance sheet at August 31, 1997                                 F-3

  Statements of operations for the years ended August 31, 1997 and 1996 and the period July 13, 1987 (date of inception)
   through August 31, 1997                                         F-4

  Statements of changes in stockholders' equity for the years
   ended August 31, 1989 through August 31, 1997                   F-5

  Statements of cash flows for the years ended August 31, 1997 and 1996 and the period July 31, 1987 (date of inception)
   through August 31, 1997                                         F-6

  Notes to financial statements                                F-7 to F-14

                      INDEPENDENT AUDITORS' REPORT


Board of Directors
NoFire Technologies, Inc.

We have audited the accompanying balance sheet of NoFire Technologies, Inc. (A Development Stage Company) as of August 31, 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. at August 31, 1997, and the results of its operations and its cash flows for the aforementioned periods in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred substantial losses from operations since inception and at August 31, 1997 had a stockholders' deficiency of $2,546,951 and a working capital deficiency of $1,627,182. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 WISS & COMPANY, LLP
Livingston, New Jersey
October 30, 1997

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                              BALANCE SHEET
                             AUGUST 31, 1997

                                  ASSETS
CURRENT ASSETS:
  Cash                                              $      505
  Inventories                                           96,842
  Prepaid expenses and other current assets             15,093
                                                    ----------
   Total Current Assets                                        $  112,440

EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $24,053                 3,749

OTHER ASSETS:
  Patents, less accumulated amortization of $600,000   900,000
    Excess of reorganization value over net assets,
        less accumulated amortization of $84,408       126,613
  Security deposits                                     18,473
                                                    ----------
                                                                1,045,086
                                                               ----------
                                                               $1,161,275
                                                               ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Current portion of settled liabilities            $  839,357
  Accounts payable and accrued expenses                438,287
  Due to stockholders                                   71,000
  Deferred salaries                                    390,978
                                                    ----------
    Total Current Liabilities                                   1,739,622

OTHER LIABILITIES:
  Settled liabilities, less current maturities       1,532,602
  8% convertible debentures                            436,002
                                                    ----------
                                                                1,968,604
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock $.20 par value:
    Authorized - 25,000,000 shares
    Issued and outstanding - 9,667,200 shares        1,933,440
  Capital deficiency                                (1,245,748)
  Retained earnings (deficit)                       (3,234,643)
                                                    ----------
    Total Stockholders' Equity (Deficiency)                    (2,546,951)
                                                               ----------
                                                               $1,161,275
                                                               ==========

See accompanying notes to financial statements

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                          STATEMENTS OF OPERATIONS

                                                          July 13, 1987
                                                             (Date of
                                                             Inception)
                                Year Ended August 31,          through
                                 1997           1996     August 31, 1997
                              ----------    ----------       ----------
NET SALES                     $   42,042    $   57,905       $  399,967

COSTS AND EXPENSES:
  Cost of sales                   18,958        29,107          242,712
  General and administrative   1,318,319     1,429,848        6,509,036
                              ----------    ----------       ----------
                               1,337,277     1,458,955        6,751,748
                              ----------    ----------       ----------
LOSS FROM OPERATIONS          (1,295,235)   (1,401,050)      (6,351,781)

OTHER EXPENSES (INCOME):
  Interest expense               304,606       240,526          565,532
  Interest income                   -           (6,774)          (6,774)
  Reorganization items              -             -             365,426
  Litigation settlement             -             -             198,996
                              ----------    ----------       ----------
                                 304,606       233,752        1,123,180

LOSS BEFORE DISCONTINUED OPERATIONS
 AND EXTRAORDINARY ITEM       (1,599,841)   (1,634,802)      (7,474,961)

DISCONTINUED OPERATIONS             -             -          (1,435,392)
                              ----------    ----------       ----------

LOSS BEFORE EXTRAORDINARY
 ITEM                         (1,599,841)   (1,634,802)      (8,910,353)

EXTRAORDINARY ITEM -
  Gain on debt discharge            -             -             449,583
                              ----------    ----------       ----------
NET LOSS                     $(1,599,841)  $(1,634,802)     $(8,460,770)
                              ==========    ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                   9,199,271     8,368,250
                              ==========    ==========

NET LOSS PER COMMON SHARE    $      (.17)  $      (.19)
                              ==========    ==========

See accompanying notes to financial statements.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                      Retained Earnings (Deficit)
                                       Common Stock                       Accumulated During          Stock       Unearned
                                   Number of              Capital     the Development Stage      Subscription      Stock
                                    Shares     Amount    Deficiency     (Since Inception)         Receivable    Compensation
                                ---------   ---------    ----------     -----------------          ----------    ------------
BALANCES, SEPTEMBER 1, 1988                 $    -       $     -            $     -                $     -       $      -
YEAR ENDED AUGUST 31, 1989:
  Issuance of common stock          3,000       1,500          -                  -                      -              -
  Net loss                           -           -             -               (45,844)                  -              -
                                ---------  ----------    ----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1989           3,000       1,500          -               (45,844)                  -              -
YEAR ENDED AUGUST 31, 1990:
  Issuance of common stock             50       1,000          -                  -                      -              -
  Net loss                           -           -             -              (278,916)                  -              -
                                ---------  ----------    ----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1990           3,050       2,500          -              (324,760)                  -              -
YEAR ENDED AUGUST 31, 1991:
  Adjustment due to reverse
    acquisition                    (3,050)     (2,500)        2,500               -                      -              -
  Acquisition accounted for as
    a reverse purchase          3,071,659         307          (307)          (517,893)                  -              -
  Net loss                           -           -             -              (592,276)                  -              -
                                ---------  ----------    ----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1991       3,071,659         307         2,193         (1,434,929)                  -              -
YEAR ENDED AUGUST 31,1992:
  Issuance of common stock        394,736          39     2,252,860               -                (1,184,059)          -
  Net loss                           -           -             -            (1,414,562)                  -              -
                                ---------  ----------    ----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1992       3,466,395         346     2,255,053         (2,849,491)            (1,184,059)          -
YEAR ENDED AUGUST 31, 1993:
  Net loss                           -           -             -            (1,357,669)                  -              -
                                ---------  ----------    ----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1993       3,466,395         346     2,255,053         (4,207,160)            (1,184,059)          -
YEAR ENDED AUGUST 31, 1994:
  Net loss                           -           -             -              (699,650)                  -              -
                                ---------  ----------    ----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1994       3,466,395         34      2,255,053         (4,906,810)            (1,184,059)          -
YEAR ENDED AUGUST 31, 1995:
  Shares canceled in connection
    with the consummation of the
    reorganization plan        (3,466,395)       (346)   (2,255,053)              -                 1,184,059           -
  Net loss                           -           -             -              (837,210)                  -              -
  Effect of adoption of
    fresh-start reporting            -           -       (2,814,258)         5,744,020                   -              -
  Shares issued in connection
    with debt discharge at
    $.25 per share                187,000      37,400         9,350               -                      -              -
  Shares issued in connection
    with reorganization plan
    at $.25 per share           8,000,000   1,600,000       400,000               -                   (95,000)          -
                                ---------  ----------   -----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1995       8,187,000   1,637,400    (2,404,908)              -                   (95,000)          -
YEAR ENDED AUGUST 31, 1996:
  Issuance of common stock under
    private placement at $1.00
    per share                     300,000      60,000       240,000               -                      -              -
  Issuance of common stock in
    exchange for services at
    $1.00 per share                62,500      12,500        50,000               -                      -           (44,643)
  Collection of stock
    subscription receivable          -           -             -                  -                    95,000           -
  Net loss                           -           -             -            (1,634,802)                  -              -
                                ---------  ----------    ----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1996       8,549,500   1,709,900    (2,114,908)        (1,634,802)                  -           (44,643)
YEAR ENDED AUGUST 31, 1997:
  Issuance of common stock under
    private placement at a range
    of $.75 to $1.00 per share  1,117,700     223,540       869,160               -                      -              -
  Recognition of unearned
    compensation                     -           -             -                  -                      -            44,643
  Net loss                           -           -             -            (1,599,841)                  -              -
                                ---------  ----------    ----------         ----------             ----------     ----------
BALANCES, AUGUST 31, 1997       9,667,200  $1,933,440   $(1,245,748)       $(3,234,643)            $     -        $     -
                                =========  ==========   ===========         ==========             ==========     ==========

See accompanying notes to consolidated financial statements.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                                                                                 July 31, 1987
                                                                             (Date of inception)
                                                       Year Ended August 31,       through
                                                         1997         1996     August 31, 1997
                                                      ----------   ----------      ----------  CASH FLOWS FROM OPERATING ACTIVITIES:
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(1,599,841) $(1,634,802)    $(8,460,770)
 Adjustments to reconcile net loss to net
  Cash flows from operating activities:
   Depreciation and amortization                         345,727      345,423         784,091
   Extraordinary gain on debt discharge                     -            -           (449,583)
   Amortization of interest expense for
     settled liabilities                                 231,681      208,258         439,939
   Revaluation of assets and liabilities to
     fair value                                             -            -            482,934
   Litigation settlement                                    -            -            198,996
   Common stock issued in exchange for services           44,643       17,857          62,500
   Changes in operating assets and liabilities
   (net of effects from reverse purchase acquisition):
      Inventories                                        (40,081)     (27,485)        (96,842)
      Prepaid expenses                                    (7,371)       8,878         (15,093)
      Accounts payable and accrued expenses               94,514     (405,091)      2,685,274
      Security deposits                                     -             286         (18,473)
      Deferred salaries                                  190,008      190,008         390,978
      Obligation from discontinued operations               -            -             51,118
                                                      ----------   ----------      ----------
       Net cash flows from operating activities         (740,720)  (1,296,668)     (3,944,931)
                                                      ----------   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                  (1,032)      (3,484)        (27,801)
   Increase in patent costs                                 -            -           (131,290)
   Acquisition accounted for as a reverse purchase          -            -           (517,893)
                                                      ----------   ----------      ----------

       Net cash flows from investing activities           (1,032)       3,484)       (676,984)
                                                      ----------   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                              -            -            721,000
   Principal payments on notes payable                      -            -            (75,000)
   Principal payments on settled liabilities            (347,664)  (1,091,071)     (1,779,735)
   Proceeds from issuance of common stock              1,092,700      300,000       4,369,040
   Collection of stock subscription receivable              -          95,000          95,000
   Proceeds from issuance of long-term debt                 -            -            785,113
   Advances received from stockholders                      -          66,253          76,253
   Interest accrued on advance from stockholders          (5,253)        -             (5,253)
   Proceeds from issuance of 8% convertible debentures      -         436,002         436,002
                                                      ----------   ----------      ----------
 Net cash flows from financing activities                739,783     (193,816)      4,622,420
                                                      ----------   ----------      ----------
NET CHANGE IN CASH                                        (1,969)  (1,493,968)            505

CASH AT BEGINNING OF YEAR                                  2,474    1,496,442            -
                                                      ----------   ----------      ----------
CASH AT END OF YEAR                                    $     505   $    2,474      $      505
                                                      ==========   ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                       $  10,847   $   12,433     $    43,678
                                                      ==========   ==========     ===========

  Income taxes paid                                   $    -       $     -        $    -
                                                      ==========   ==========     ===========

   Common stock issued in exchange for
    settlement of debt                                $    -       $     -        $    46,750
                                                      ==========   ==========     ===========

   Common stock issued in exchange for
    subscriptions receivable                          $    -       $     -        $    95,000
                                                      ==========   ==========     ===========

   Common stock issued in exchange for
    services                                          $  44,643    $   17,857     $    62,500
                                                      ==========   ==========     ===========

See accompanying notes to financial statements.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS



Note 1 - Nature of the Business and Summary of Significant Accounting
Policies:

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

Financial Instruments - Financial instruments include cash, other assets, accounts payable, accrued expenses, settled liabilities, due to stockholders and convertible debentures. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $3,523 and $3,219 for the years ended August 31, 1997 and 1996, respectively.

Intangible Asset - Patents and the excess of reorganization value over net assets are amortized on a straight-line basis over 5 years. Amortization expense totaled $342,204 for the years ended August 31, 1997 and 1996.

Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation, imputed interest on settled claims and net operating loss carry forwards.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Net Loss Per Share - Loss per share is based on the weighted average number of common shares outstanding during the year.

The warrants issued and convertible debentures outstanding are not considered since their impact would be anti-dilutive.

New Accounting Pronouncements - Effective in 1998, the Company will be required to adopt Statement of Financial Accounting Standards Board FAS 128 ("Earning Per Share"). The impact of the adoption of FAS 128 is not expected to have a material effect on the Company's financial statements.


Note 2 - Basis of Presentation and Management's Actions to Overcome Operating and Liquidity Problems:

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

On August 11, 1995, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a plan of reorganization (the "Plan"). As of August 11, 1995, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company adopted "fresh start reporting" and implemented the effects of such adoption in its balance sheet as of August 31, 1995.

Under the principles of fresh start reporting, the Company's total assets were recorded at their estimated reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


The Company's reorganization value of $1,750,000 included its patents for its intumescent fire retardant products which were valued at $1,500,000. On August 31, 1997, the Company had a net book value recorded for patents and excess of reorganization value over net assets totaling $1,026,613. Future recoverability of these intangible assets continues to be evaluated. At August 31, 1997, future recoverability has been evaluated based on an independent appraisal conducted by a valuation specialist to determine marketability of the Company's product to customers and in the alternate, marketability of the patents to outside parties possessing the ability to utilize the technology supported in the intangibles. As a result, no impairments have been recognized at August 31, 1997.

As discussed in Note 3, the Company has a liability for settled claims payable to creditors and incurred accrued expenses in connection with its reorganization. Certain settled claims, including accrued interest, due on September 27, 1997 and 1996 remain unpaid. Without additional financing/capital or the achievement of profitable operations, funds for repayment of these installments or future ones would not be available.

Management believes that actions it has undertaken to revise the Company's operating and marketing structure will provide it with the opportunity to generate the revenues needed to realize profitable operations and obtain the necessary financing and/or capital for the payment of outstanding obligations.


Note 3 - Settled Claims:

Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. During the year ended August 31, 1996 the payment dates due under the Plan were modified and extended by approximately one month for each annual payment. At August 31, 1997, settled liabilities of $2,371,959, net of deferred interest of approximately $263,000 (to state the claims at present value) is payable as follows:

     Year Ended August 31,
     1998                    $   839,357
     1999                        446,538
     2000                      1,062,152
     2001                         23,912
                              ----------
                              $2,371,959
                              ==========

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1997 and 1996 in the gross amount of approximately $815,000. The Company does not have funds available for repayment and without additional capital or financing, payments cannot be made.


Note 4 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

                                                  August 31,
                                              1997        1996
                                             --------    --------
Legal fees                                   $303,737    $241,520
Interest                                       59,306      22,024
Payroll and payroll taxes                      35,060      12,476
Other                                          40,184      47,753
                                             --------    --------
                                             $438,287    $323,773
                                             ========    ========


Note 5 - Convertible Debentures:

During the year ended August 31, 1996 the Company issued to various accredited investors $436,000 in 8% convertible debentures each having a maturity date of January 31, 1999.

The debentures entitle the holders, on or before December 30, 1998, to convert the debt into common stock at a rate of one share for each $1 principal amount plus any outstanding accrued interest. As of August 31, 1997 no debentures have been converted and unpaid interest has been accrued in the amount of $53,000.


Note 6 - Related Party Transactions:

The following summarizes related party transactions for the year ended August 31, 1997:

Due to Stockholders - Due to stockholders at August 31, 1997 includes a note for $35,000 due to an officer/stockholder which bears interest at 8% per annum and non-interest bearing advances totaling $36,000 due to another officer/stockholder. Interest associated with the loans, totaling $4,764, has been accrued at August 31, 1997.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


Settled Claims - At August 31, 1997, the present value of settled claims payable includes amounts due to current officers, key employees and members of the Board of Directors of the Company totaling approximately $791,000 (Note 3).

Warrants - During the year ended August 31, 1996, the Company issued warrants to various officers and directors for the purchase of 572,500 shares of common stock at exercise prices of $1.00 and $3.25. The warrants are exercisable at intervals ranging from immediately upon issuance to ratably over a 3 year period. During the year ended August 31, 1997, the Company issued additional warrants to various officers, key employees and directors for the purchase of 885,000 shares at an exercise price of $2.00 excercisable over a five year period (Note 12).


Note 7 - Commitments and Contingencies:

Lease - The Company leases its facilities for a period of one year with total lease commitments for August 31, 1998 approximating $98,000.

Rent expense, inclusive of taxes and insurance, was approximately $94,000 and $90,000 for the years ended August 31, 1997 and 1996, respectively.

Employment Contract - On June 27, 1996 the Company entered into an employment contract with its president. The contract is for a term of three years, effective August 11, 1995, at $135,000 per year.

The terms of this contract specify payment of a base salary of $95,000 per annum with the balance deferred and due once the Company achieves certain defined sales levels.

At August 31, 1997, the Company has recognized a liability for the portion of salary not yet paid under this contract plus additional salaries not yet paid to other officers/employees who are not under formal contract with the Company.

Consulting Agreement - Effective on July 1, 1996 the Company entered into a consulting agreement expiring January 31, 1997 for among other consideration, public relation activities performed on behalf of the Company. The Company issued 62,500 shares of its common stock in exchange for these services and recognized expense, on a pro rata basis, for the years ended August 31, 1997 and 1996 of approximately $45,000 and $17,500, respectively.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


Note 8 - Sources of Supply:

Numerous components of the Company's products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company's products could be interrupted.


Note 9 - Income Taxes:

As a result of the issuance of common stock pursuant to the Plan, the Company experienced a greater than 50% change of ownership as defined in Internal Revenue Code Section 382 ("Section 382"). Consequently, the Company's ability to utilize net operating losses generated prior to the effective date of the Plan is limited during the carryforward periods.
The Company has determined that the annual limitation under Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010.

Subsequent to the effective date of the Plan, the Company has generated approximately $2,345,000 in net operating losses which expire in 2012.

The Company has a deferred tax asset of approximately $1,925,000 at August 31, 1997, representing principally the tax benefit of the loss carry forwards under Section 382 and for periods subsequent to the effective date of the Plan. This deferred tax asset has been offset by a 100% valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's operating results to date, a full valuation allowance has been recorded at August 31, 1997.


Note 10 - Major Customers:
Sales to four customers represented 25%, 23%, 12% and 10% of net sales for the year ended August 31, 1997. Sales to three other customers represented 34%, 28% and 16% of net sales for the year ended August 31, 1996.


Note 11 - Joint Venture:

On December 1, 1994 the Company entered into a licensing agreement with a German entity ("licensee") for producing, manufacturing, marketing and distributing the Company's products using the technology protected by the

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


Company's patents. The licensing agreement applies to motor vehicles, industrial and agricultural vehicles and any similar transportation vehicles, including their components in a territory defined as worldwide. Included in the agreement was a provision for the future establishment of a joint venture with the licensee.

The licensing agreement is to expire on June 30, 2000. As of August 31, 1997 the joint venture has had no material activity.


Note 12 - Warrants:

During the years ended August 31, 1997 and August 31, 1996, the Company issued warrants for the purchase of common stock as follows:

     Exercise        Outstanding;         Warrants      Outstanding;
      Price        September 1, 1996      Granted      August 31, 1997
      -----        -----------------     ---------     ---------------
      $1.00             990,000               -            990,000
       2.00             229,000          2,180,200       2,409,200
       2.50              35,000               -             35,000
       3.00              25,000            135,000         160,000
       3.25              50,000               -             50,000
       5.00              12,000               -             12,000
                      ---------          ---------       ---------
                      1,341,000          2,315,200       3,656,200
                      =========          =========       =========

Warrants issued prior to August 31, 1997 vest to the holders in various intervals ranging from issue date to three years from the date of issue and expire five years from grant date. Warrants issued during the year ended August 31, 1997 are exercisable over a period of five years with vesting ranging from issue date to one year from issue date. No warrants had been exercised by holders as of August 31, 1997.

As discussed in Note 6, the Company has issued warrants to certain officers. For the years ended August 31, 1997 and 1996, no compensation cost has been recognized as the exercise price to acquire the stock exceeded the stocks quoted market price at the grant date.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS


To report the impact of reporting in accordance with FAS 123, warrants granted to officers and key employees are summarized as follows:

Exercise    Warrants     Outstanding;     Outstanding;     Exercisable at
 Price      Granted    August 31, 1997  September 1, 1997  August 31, 1997
 -----      -------    ---------------  -----------------  ---------------
 $1.00         -          475,000          475,000           316,666
  3.25         -           50,000           50,000            50,000
  2.00      760,000       760,000             -              760,000

For purposes of computing compensation expense under FAS 123, the 760,000 warrants granted during August 31, 1997 were valued at the stock market price of $1.75 on grant date.

Proforma results of operations, had FAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense of approximately $1,130,000 and $250,000 for the years ended August 31, 1997 and 1996, resulting in proforma net losses of approximately $2,730,000 and $1,884,000 for those same reporting periods.

The fair value of the warrants were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 100% and an expected life equaling the warrants exercise periods.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants have characteristics significantly different from those of normal publicly traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.