Form 10QSB
period 1997-11-30
NOFIRE TECHNOLOGIES INC
filed 1998-01-09
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 1997

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 9,898,800 shares of Common Stock as of December 31, 1997.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of November 30, 1997
         and August 31, 1997                                 3

         Statements of Operations for the
         Three Months ended November 30, 1997
         and 1996                                            5

         Statements of Cash Flows for the
         Three Months ended November 30, 1997 and 1996       6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  1997          1997
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $      912    $      505
    Inventory                                     90,412        96,842
    Prepaid expenses and other current assets     17,035        15,093
                                               ---------    ----------
    Total Current Assets                         108,359       112,440
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           3,624         3,749
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $675,000 at November 30, 1997 and
      $600,000 at August 31, 1997                825,000       900,000
    Security deposits                             18,973        18,473
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $94,959 at November 30,1997 and
      $84,408 at August 31, 1997                 116,062       126,613
                                              ----------     ---------
                                                 960,035     1,045,086
                                              ----------     ---------
                                              $1,072,018    $1,161,275
                                              ==========    ==========




See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  1997          1997
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,254,096      $ 839,357
    Accounts payable and accrued expenses        430,958        438,287
    Due to stockholders                           78,850         71,000
    Deferred salaries                            434,826        390,978
                                              ----------      ---------
                                               2,198,730      1,739,622
                                              ----------      ---------

OTHER LIABILITIES
    Settled liabilities, less current
         maturities                            1,148,022      1,532,602
    Convertible debentures - 8% due
         January 31, 1999                        436,002        436,002
                                              ----------     ----------
                                               1,584,024      1,968,604
                                              ----------     ----------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding - 9,867,200
       shares at November 30, 1997 and
       9,667,200 shares at August 31, 1997     1,973,440      1,933,440
    Capital deficiency                        (1,085,750)    (1,245,748)
    Retained earnings (deficit)               (3,598,426)    (3,234,643)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,710,736)    (2,546,951)
                                              ----------     ----------
                                              $1,072,018     $1,161,275
                                              ==========     ==========

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                   July 13, 1987
                                                                     (Date of
                                         For the Three Months       Inception)
                                          Ended November 30,          through
                                            1997       1996      November 30, 1997
                                         ---------   ---------      ----------
                                             (UNAUDITED)
NET SALES                                 $  5,606   $  22,113      $  405,573

COSTS AND EXPENSES:
    Cost of sales                            2,562      10,440         245,274
    Selling, general and administrative    300,386     371,473       6,809,422
                                         ---------   ---------      ----------
                                           302,948     381,913       7,054,696
                                         ---------   ---------      ----------
LOSS FROM OPERATIONS                      (297,342)   (359,800)     (6,649,123)
                                         ---------   ---------      ----------
OTHER EXPENSES:
    Interest expense                        66,443      69,970         631,975
    Interest income                            -           -            (6,774)
    Reorganization items                       -           -           365,426
    Litigation settlement                      -           -           198,996
                                         ---------   ---------      ----------
                                            66,443      69,970       1,189,623
                                         ---------   ---------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                  (363,785)   (429,770)     (7,838,746)

DISCONTINUED OPERATIONS                        -           -        (1,435,392)
                                         ---------    ---------     ----------
LOSS BEFORE EXTRAORDINARY ITEM            (363,785)   (429,770)     (9,274,138)

EXTRAORDINARY ITEM - Gain on
  debt discharge                               -           -           449,583
                                         ---------   ---------      ----------
NET LOSS                                 $(363,785)  $(429,770)    $(8,824,555)
                                         =========   =========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                           9,742,200    8,747,000
                                        =========    =========

EARNINGS (LOSS) PER SHARE               $   (0.04)   $   (0.05)
                                        =========    =========

See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                 For the Three Months       Inception)
                                                   Ended November 30,        through
                                                    1997       1996     November 30, 1997
                                                 ---------   ---------       ----------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $(363,785)  $(429,770)     $(8,824,555)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization               85,676      86,439          869,767
        Extraordinary gain on debt discharge           -           -           (449,583)
        Interest expense incurred to state settled
          liabilities at present value              46,084      57,921          486,023
        Revaluation of assets and liabilities
          to fair value                                -           -            482,934
        Litigation settlement                          -           -            198,996
        Common stock issued in exchange for
          services                                     -        26,787           62,500
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Inventory                               6,430      (6,351)         (90,412)
             Prepaid expenses                       (1,942)        897          (17,035)
             Accounts payable and accrued
               expenses                             (7,330)     59,900        2,677,944
             Security deposits                        (500)        -            (18,973)
             Deferred salaries                      43,848      43,848          434,826
             Obligation from discontinued
                 operations                            -           -             51,118
                                                ----------   ---------       ----------
Net cash flows from operating activities          (191,519)   (160,329)      (4,136,450)
                                                ----------   ---------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -         (1,483)         (27,801)
   Increase in patent costs                           -           -            (131,290)
   Acquisition accounted for as a
     reverse purchase                                 -           -            (517,893)
                                               -----------   ---------       ----------
Net cash flows from investing activities              -         (1,483)        (676,984)
                                               -----------   ---------       ----------

See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                         July 13, 1987
                                                                           (Date of
                                              For the Three Months        Inception)
                                               Ended November 30,           through
                                                 1997       1996       November 30, 1997
                                               ---------    ---------      ----------
                                                    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                       -             -          721,000
   Principal Payments on notes payable               -             -          (75,000)
   Principal Payment of settled liabilities      (15,924)     (240,625)    (1,795,659)
   Proceeds from issuance of common stock        200,000       405,000      4,569,040
   Collection of stock subscription receivable       -             -           95,000
   Proceeds from issuance of long-term debt          -             -          785,113
   Net Advances from stockholders                  7,850        (4,000)        78,850
   Proceeds from issuance of 8% convertible
          debentures                                 -             -          436,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         191,926       160,375      4,814,346
                                              ----------    ----------     ----------
NET CHANGE IN CASH                                   407        (1,437)           912

CASH AT BEGINNING OF PERIOD                          505        2,474            -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $      912    $    1,037     $      912
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    2,303    $    2,809     $   45,981
                                              ==========    ==========     ==========

Income taxes paid                             $      -      $      -       $      -
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $      -      $      -       $   46,750
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $      -      $      -       $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services, net of unearned compensation      $      -      $      -       $   62,500
                                              ==========    ==========     ==========

See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                             November 30, 1997

NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 1997 (the "10-KSB")and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Effective August 6, 1991, PNF acquired 89% of the outstanding common stock of both No Fire Engineering, Inc. and No Fire Ceramic Products,
Inc. in a transaction accounted for as a reverse acquisition. Collectively, those two companies developed, manufactured and sold fire retardant intumescent products. Both of those subsidiaries were dissolved during the fiscal year ended August 31,1997.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                             November 30, 1997

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

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                             November 30, 1997

Management believes that actions currently being undertaken to obtain significant sales contracts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

      Shares             Exercise Price
    --------             --------------
     990,000                  $1.00
   2,736,700                   2.00
      35,000                   2.50
     260,000                   3.00
      50,000                   3.25
      12,000                   5.00
   ---------
   4,083,700

The warrants will vest to the holders in various intervals ranging from issue date to three years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing.
It now has several certifications for specific applications and has filed for four additional patents. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as nuclear power generation plants, high-speed ferries, electric utilities, low-cost manufactured homes, and automotive. The Company believes that important supply contracts will be obtained from one or more of these areas in this fiscal year permitting the Company to leave the development stage. The greatest obstacles to obtaining such contracts are the continuing tests and approvals required, competition against well established and better capitalized companies, and the slow process of specifying a new product in a highly regulated application. The Company's most pressing need is a cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company's products perform their intended uses well and have been developed to the stage where they can be sold commercially in a form that is safe and easy to use. The Company intends to continue its research and testing efforts to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors.


COMPARISON THREE MONTHS ENDED NOVEMBER 30, 1997 AND NOVEMBER 30, 1996

The Company remained a development stage company. Sales of $5,606 for the three months ended November 30, 1997 represented a decrease of 75% from the $22,113 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased 76% from $10,440 to $2,562 resulting in a gross profit of $3,044 compared to $11,673 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 1997 were $300,386 representing a decrease of $71,087 or 19% from the $371,473 of the similar period of the prior year. Almost all categories of expense remained at constant levels or were reduced. The most significant change was a reduction of $57,500 in professional fees.


LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1997 the Company had cash balances of $912. In order to fund continuing operations during the quarter ended on that date, $200,000 was obtained by the private sales of unregistered common stock with warrants to several accredited investors. Because of limited cash resources, the Company has deferred payment of $245,685 of the second installment of the Chapter 11 liability to unsecured creditors that was due in late September 1996, and $559,362 due in late September 1997. In order to meet those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures and the sale of equity securities in a public or private offering. Through December 31, 1997, an additional $25,000 was obtained in private sales of unregistered common stock with warrants to accredited investors.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended November 30, 1997.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 9, 1998            NoFire Technologies, Inc.


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman and Chief
                                        Executive Officer