Form 10QSB
period 1998-02-28
NOFIRE TECHNOLOGIES INC
filed 1998-04-14
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 1998

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 10,326,050 shares of Common Stock as of March 31, 1998.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of February 28, 1998
         and August 31, 1997                                 3

         Statements of Operations for the
         Six Months ended February 28, 1998
         and 1997; and the Three Months ended
         February 28, 1998 and 1997                          5

         Statements of Cash Flows for the
         Six Months ended February 28, 1998 and 1997         6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 28,   August 31,
                                                  1998          1997
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $    3,858    $      505
    Inventory                                     86,239        96,842
    Prepaid expenses and other current assets     11,506        15,093
                                               ---------    ----------
    Total Current Assets                         101,603       112,440
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           4,402         3,749
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $750,000 at February 28, 1998 and
      $600,000 at August 31, 1997                750,000       900,000
    Security deposits                             18,473        18,473
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $105,510 at February 28, 1998 and
      $84,408 at August 31, 1997                 105,511       126,613
                                              ----------     ---------
                                                 873,984     1,045,086
                                              ----------     ---------
                                              $  979,989    $1,161,275
                                              ==========    ==========

See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 28,   August 31,
                                                  1998          1997
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,179,546      $ 839,357
    Accounts payable and accrued expenses        453,738        438,287
    Due to stockholders                           72,750         71,000
    Deferred salaries                            467,136        390,978
                                              ----------      ---------
                                               2,173,170      1,739,622
                                              ----------      ---------

OTHER LIABILITIES
    Settled liabilities, less current
         maturities                            1,123,313      1,532,602
    Convertible debentures - 8% due
         January 31, 1999                        436,002        436,002
                                              ----------     ----------
                                               1,559,315      1,968,604
                                              ----------     ----------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding - 10,201,050
       shares at February 28, 1998 and
       9,667,200 shares at August 31, 1997     2,040,210      1,933,440
    Capital deficiency                          (826,839)    (1,245,748)
    Retained earnings (deficit)               (3,965,867)    (3,234,643)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,752,496)    (2,546,951)
                                              ----------     ----------
                                              $  979,989     $1,161,275
                                              ==========     ==========


See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                           July 13, 1987
                                                                                             (Date of
                                         For the Six Months      For the Three Months       Inception)
                                          Ended February 28,      Ended February 28,          through
                                           1998       1997         1998       1997      February 28 1998
                                       ----------   ---------    ---------   ---------      ----------
                                             (UNAUDITED)             (UNAUDITED)
NET SALES                               $   6,401    $  27,583    $    795   $   5,470      $  406,368

COSTS AND EXPENSES:
    Cost of sales                           2,880       12,901         317       2,461         245,592
    Selling, general and administrative   611,083      731,026     310,698     359,553       7,120,119
                                       ----------   ----------   ---------   ---------      ----------
                                          613,963      743,927     311,015     362,014       7,365,711
                                       ----------   ----------   ---------   ---------      ----------
LOSS FROM OPERATIONS                     (607,562)    (716,344)   (310,220)   (356,544)     (6,959,343)
                                       ----------   ----------   ---------   ---------      ----------
OTHER EXPENSES:
    Interest expense                      123,662      143,563      57,219      73,593         689,194
    Interest income                         -            -           -           -              (6,774)
    Reorganization items                    -            -           -           -             365,426
    Litigation settlement                   -            -           -           -             198,996
                                       ----------   ----------   ---------   ---------      ----------
                                          123,662      143,563      57,219      73,593       1,246,842
                                       ----------   ----------   ---------   ---------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                 (731,224)    (859,907)   (367,439)   (430,137)     (8,206,185)

DISCONTINUED OPERATIONS                     -            -           -           -          (1,435,392)
                                       ----------   ----------   ---------   ---------     ----------
LOSS BEFORE EXTRAORDINARY ITEM          (731,224)     (859,907)   (367,439)   (430,137)     (9,641,577)

EXTRAORDINARY ITEM - Gain on
  debt discharge                           -             -           -           -             449,583
                                       ----------   ----------   ---------   ---------      ----------
NET LOSS                               $ (731,224)  $ (859,907)  $(367,439)  $(430,137)    $(9,191,994)
                                       ==========   ==========   =========   =========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                           9,914,263    8,930,333   9,865,731   8,838,667
                                       ==========   ==========   =========   =========

EARNINGS (LOSS) PER SHARE              $    (0.07)  $    (0.10)  $   (0.04)  $   (0.05)
                                       ==========   ==========   =========   =========

See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                 For the Six Months       Inception)
                                                   Ended February 28,        through
                                                    1998       1997     February 28, 1998
                                                 ---------   ---------       ----------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $(731,224)  $(859,907)     $(9,191,994)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization              171,509     172,862          955,600
        Extraordinary gain on debt discharge           -           -           (449,583)
        Interest expense incurred to state settled
          liabilities at present value              80,648     115,841          520,287
        Revaluation of assets and liabilities
          to fair value                                -           -            482,934
        Litigation settlement                          -           -            198,996
        Common stock issued in exchange for
          services                                     -        44,643           62,500
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Inventory                              10,603     (24,804)         (86,239)
             Prepaid expenses                        3,587      (2,553)         (11,506)
             Accounts payable and accrued
               expenses                             15,451     111,902        2,700,725
             Security deposits                       -             -            (18,473)
             Deferred salaries                      76,158      95,004          467,136
             Obligation from discontinued
                 operations                            -           -             51,118
                                                ----------   ---------       ----------
 Net cash flows from operating activities         (373,268)   (347,012)      (4,318,199)
                                                ----------   ---------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            (1,060)     (1,032)         (28,861)
   Increase in patent costs                           -           -            (131,290)
   Acquisition accounted for as a
     reverse purchase                                 -           -            (517,893)
                                               -----------   ---------       ----------
Net cash flows from investing activities            (1,060)     (1,032)        (678,044)
                                               -----------   ---------       ----------

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                         July 13,1987
                                                                           (Date of
                                               For the Six Months          Inception)
                                               Ended February 28,           through
                                                 1998       1997       February 28, 1998
                                               ---------    ---------      ----------
                                                    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                       -             -          721,000
   Principal Payments on notes payable               -             -          (75,000)
   Principal Payment of settled liabilities     (149,748)     (288,280)    (1,929,483)
   Proceeds from issuance of common stock        525,679       640,000      4,894,719
   Collection of stock subscription receivable       -             -           95,000
   Proceeds from issuance of long-term debt          -             -          785,113
   Net advances from stockholders                  1,750        (5,000)        72,750
   Proceeds from issuance of 8% convertible
          debentures                                 -             -          436,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         377,681       346,720      5,000,101
                                              ----------    ----------     ----------
NET CHANGE IN CASH                                 3,353        (1,324)         3,858

CASH AT BEGINNING OF PERIOD                          505         2,474            -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $    3,858    $    1,150     $    3,858
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    4,477    $    5,501     $   48,155
                                              ==========    ==========     ==========

Income taxes paid                             $      -      $      -       $      -
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $  100,679    $      -       $  147,429
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $      -      $      -       $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services, net of unearned compensation      $      -      $   44,643     $   62,500
                                              ==========    ==========     ==========

See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                             February 28, 1998

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

Effective August 6, 1991, PNF acquired 89% of the outstanding common stock of both No Fire Engineering, Inc. and No Fire Ceramic Products,
Inc. in a transaction accounted for as a reverse acquisition. Collectively, those two companies developed, manufactured and sold fire retardant intumescent products. Both of those subsidiaries were dissolved during the fiscal year ended August 31, 1997.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 28, 1998

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

                             February 28, 1998

Management believes that actions currently being undertaken to obtain significant sales contracts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

      Shares             Exercise Price
    --------             --------------
     990,000                  $1.00
      40,000                   1.50
   3,070,550                   2.00
      35,000                   2.50
     422,500                   3.00
      50,000                   3.25
      12,000                   5.00
   ---------
   4,620,050

The warrants will vest to the holders in various intervals ranging from issue date to three years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing. It now has several certifications for specific applications and has filed for four additional patents. One of those applications had led to the issuance of a patent during the present fiscal year. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as nuclear power generation plants, high-speed ferries, electric utilities, low-cost manufactured homes, and automotive. One contractor servicing the nuclear power generating industry has been awarded a contract to upgrade the fire protection of control wiring at a large U.S nuclear power plant specifying the Company's product. Orders to provide materials for that contract, as well as the first shipments against those orders, should be within the present fiscal year, permitting the Company to leave the development stage. The Company believes that important supply contracts will be obtained from other areas in this fiscal year. The greatest obstacles to obtaining these other contracts are the continuing tests and approvals required, competition against well established and better capitalized companies, and the slow process of specifying new products in highly regulated industrial applications. The Company's most pressing need is cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company's products perform their intended uses well and have been developed to the stage where they can be sold commercially in a form that is safe and easy to use. The Company intends to continue its research and testing efforts to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors.


COMPARISON SIX MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

The Company remained a development stage company. Sales of $6,401 for the six months ended February 28, 1998 represented a decrease of 77% from the $27,583 for the comparable six-month period of the prior year. Cost of goods sold during the same periods decreased 78% from $12,901 to $2,880 resulting in a gross profit of $3,521 compared to $14,682 in the prior year. Selling, general and administrative expenses for the six months ended February 28, 1998 were $611,083 representing a decrease of $119,943 or 16% from the $731,026 of the similar period of the prior year. Almost all categories of expense remained at constant levels or were reduced. The most significant changes were a reduction of $61,700 in professional fees, a reduction in interest expense of $19,900, and a reduction of $33,400 in salaries and related expenses resulting from a reduction in clerical staff and the retirement on November 30, 1997, of the former Vice President and Chief Financial Officer.


COMPARISON THREE MONTHS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

Sales of $795 for the three months ended February 28, 1998 represented a decrease of 86% from the $5,470 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased 87% from $2,461 to $317 resulting in a gross profit of $478 compared to $3,009 in the prior year. Selling, general and administrative expenses for the three months ended February 28, 1998 were $310,698, representing a decrease of $48,855 or 14% from the $359,553 of the similar period of the prior year. Most categories of expense remained at constant levels. The most significant changes were an increase in testing costs of $10,200, a reduction in interest expense of $16,400, and a reduction in officers' salaries of $28,000 resulting from the retirement on November 30 1997, of the former Vice President and Chief Financial Officer.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1998 the Company had cash balances of $3,858. In order to fund continuing operations during the six months ended on that date, $425,000 was obtained by the private sales of unregistered common stock with warrants to several accredited investors. In addition, one trade creditor and two Chapter 11 claimants settled a total of $100,679 in net present value of their claims against the Company by the issuance of 108,850 shares of the Company's common stock. Because of limited cash resources, the Company has deferred payment of $217,317 of the second installment of the Chapter 11 liability to unsecured creditors that was due in late September 1996, and $497,271 that was due in late September 1997. In order to meet those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. Through March 31, 1998, an additional $125,000 was obtained in private sales of unregistered common stock with warrants to accredited investors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 1998.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 14 1998               NoFire Technologies, Inc.


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman and Chief
                                        Executive Officer