Form 10QSB
period 1998-05-31
NOFIRE TECHNOLOGIES INC
filed 1998-07-14
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31, 1998

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 11,996,434 shares of Common Stock as of July 7, 1998.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of May 31, 1998
         and August 31, 1997                                 3

         Statements of Operations for the
         Nine Months ended May 31, 1998
         and 1997; and the Three Months ended
         May 31, 1998 and 1997                             	 5

         Statements of Cash Flows for the
         Nine Months ended May 31, 1998 and 1997             6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,    August 31,
                                                  1998         1997
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $    6,482    $      505
    Inventory                                     84,112        96,842
    Prepaid expenses and other current assets     16,505        15,093
                                               ---------    ----------
    Total Current Assets                         107,099       112,440
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           4,381         3,749
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $825,000 at May 31, 1998 and
      $600,000 at August 31, 1997                675,000       900,000
    Security deposits                             18,473        18,473
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $116,061 at May 31, 1998 and
      $84,408 at August 31, 1997                  94,960       126,613
                                              ----------     ---------
                                                 788,433     1,045,086
                                              ----------     ---------
                                              $  899,913    $1,161,275
                                              ==========    ==========

See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  1998          1997
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,103,284      $ 839,357
    Accounts payable and accrued expenses        532,001        438,287
    Due to stockholders                           67,750         71,000
    Deferred salaries                            504,831        390,978
                                              ----------      ---------
                                               2,207,866      1,739,622
                                              ----------      ---------

OTHER LIABILITIES
    Settled liabilities, less current
         maturities                            1,099,884      1,532,602
    Convertible debentures - 8% due
         January 31, 1999                        436,002        436,002
                                              ----------     ----------
                                               1,535,886      1,968,604
                                              ----------     ----------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding - 10,556,750
       shares at May 31, 1998 and
       9,667,200 shares at August 31, 1997     2,111,350      1,933,440
    Capital deficiency                          (597,881)    (1,245,748)
    Retained earnings (deficit)               (4,357,308)    (3,234,643)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,843,839)    (2,546,951)
                                              ----------     ----------
                                              $  899,913     $1,161,275
                                              ==========     ==========

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                           July 13, 1987
                                                                                             (Date of
                                         For the Nine Months     For the Three Months       Inception)
                                            Ended May 31,           Ended May 31,            through
                                           1998       1997         1998       1997         May 31, 1998
                                       ----------   ---------    ---------   ---------      ----------
                                             (UNAUDITED)             (UNAUDITED)
NET SALES                               $  18,626    $  35,067    $ 12,225   $   7,484      $  418,593

COSTS AND EXPENSES:
    Cost of sales                           8,782       16,270       5,903       3,369         251,494
    Selling, general and administrative   953,015    1,033,728     341,931     302,702       7,462,051
                                       ----------   ----------   ---------   ---------      ----------
                                          961,797    1,049,998     347,834     306,071       7,713,545
                                       ----------   ----------   ---------   ---------      ----------
LOSS FROM OPERATIONS                     (943,171)  (1,014,931)   (335,609)   (298,587)     (7,294,952)
                                       ----------   ----------   ---------   ---------      ----------
OTHER EXPENSES:
    Interest expense                      179,496      222,378      55,834      78,815         745,028
    Interest income                         -            -           -           -              (6,774)
    Reorganization items                    -            -           -           -             365,426
    Litigation settlement                   -            -           -           -             198,996
                                       ----------   ----------   ---------   ---------      ----------
                                          179,496      222,378      55,834      78,815       1,302,676
                                       ----------   ----------   ---------   ---------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM               (1,122,667)  (1,237,309)   (391,443)   (377,402)     (8,597,628)

DISCONTINUED OPERATIONS                     -            -           -           -          (1,435,392)
                                       ----------   ----------   ---------   ---------      ----------
LOSS BEFORE EXTRAORDINARY ITEM         (1,122,667)  (1,237,309)   (391,443)   (377,402)    (10,033,020)

EXTRAORDINARY ITEM - Gain on
  debt discharge                           -             -           -           -             449,583
                                       ----------   ----------   ---------   ---------      ----------
NET LOSS                              $(1,122,667) $(1,237,309)  $(391,443)  $(377,402)    $(9,583,437)
                                       ==========   ==========   =========   =========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          10,072,842    9,066,833  10,041,350   8,998,583
                                       ==========   ==========   =========   =========

EARNINGS (LOSS) PER SHARE              $    (0.11)  $    (0.14)  $   (0.04)  $   (0.04)
                                       ==========   ==========   =========   =========

See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13, 1987
                                                                              (Date of
                                                  For the Nine Months        Inception)
                                                     Ended May 31,            through
                                                    1998       1997         May 31, 1998
                                                 ---------    ---------      ----------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $(1,122,667) $(1,237,309)    $(9,583,437)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization              257,081      259,296       1,041,172
        Extraordinary gain on debt discharge          -            -           (449,583)
        Interest expense incurred to state settled
          liabilities at present value             113,060      173,760         552,999
        Revaluation of assets and liabilities
          to fair value                               -            -            482,934
        Litigation settlement                         -            -            198,996
        Common stock issued in exchange for
          services                                  69,200       44,643         131,700
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Inventory                              12,730      (43,633)        (84,112)
             Prepaid expenses                       (1,412)      (6,200)        (16,505)
             Accounts payable and accrued
               expenses                             93,714      115,632       2,778,988
             Security deposits                        -            -            (18,473)
             Deferred salaries                     113,853      138,852         504,831
             Obligation from discontinued
                 operations                           -            -             51,118
                                                ----------    ---------      ----------
 Net cash flows from operating activities         (464,441)    (554,959)     (4,409,372)
                                                ----------    ---------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            (1,060)      (1,032)        (28,861)
   Increase in patent costs                           -            -           (131,290)
   Acquisition accounted for as a
     reverse purchase                                 -            -           (517,893)
                                               -----------    ---------      ----------
Net cash flows from investing activities            (1,060)      (1,032)       (678,044)
                                               -----------    ---------      ----------

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13,1987
                                                                            (Date of
                                                 For the Nine Months       Inception)
                                                   Ended May 31,             through
                                                 1998         1997        May 31, 1998
                                               ---------     ---------      ----------
                                                    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                      -             -           721,000
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities     (281,851)     (315,438)    (2,061,586)
   Proceeds from issuance of common stock        756,579       849,000      5,125,619
   Collection of stock subscription receivable      -             -            95,000
   Proceeds from issuance of long-term debt         -             -           785,113
   Net advances from stockholders                 (3,250)       24,900)        67,750
   Proceeds from issuance of 8% convertible
          debentures                                -             -           436,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         471,478       558,462      5,093,898
                                              ----------    ----------     ----------
NET CHANGE IN CASH                                 5,977         2,471          6,482

CASH AT BEGINNING OF PERIOD                          505         2,474           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $    6,482    $    4,945     $    6,482
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    8,408    $    8,072     $   52,086
                                              ==========    ==========     ==========

Income taxes paid                             $     -       $     -        $     -
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $  206,579    $     -        $  253,329
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $   69,200    $   44,643     $  131,700
                                              ==========    ==========     ==========

See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                               May 31, 1998

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

                              May 31, 1998

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

                               May 31, 1998

Management believes that actions currently being undertaken to obtain significant sales contracts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

      Shares             Exercise Price
    --------             --------------
     997,500                  $1.00
     160,000                   1.50
   3,353,050                   2.00
      35,000                   2.50
     422,500                   3.00
      50,000                   3.25
      12,000                   5.00
   ---------
   5,030,050

The warrants will vest to the holders in various intervals ranging from issue date to three years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing. It now has several certifications for specific applications and has filed for four additional patents. One of those applications had led to the issuance of a patent during the present fiscal year. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as high-speed ferries and naval ships, electric utilities, wood product building components, concrete and structural steel column protection, and automotive. In the nuclear power generating industry, a contractor has been awarded a contract to upgrade the fire protection of control wiring at a large U.S nuclear power plant specifying the Company's product. The Company believes that orders to provide materials for that contract, as well as the first shipments against those orders, should occur within the present fiscal year. The Company also believes that contracts will be obtained from other nuclear power plants as well as from other industries in this fiscal year. The greatest obstacles to obtaining these other contracts are the continuing tests and approvals required, competition against well established and better capitalized companies, and the slow process of specifying new products in highly regulated industrial applications. The Company's most pressing need is cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company's products perform their intended uses well and have been developed to the stage where they can be sold commercially in a form that is safe and easy to use. The Company intends to continue its research and testing efforts to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors.


COMPARISON NINE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997

The Company remained a development stage company. Sales of $18,626 for the nine months ended May 31, 1998 represented a decrease of 47% from the $35,067 for the comparable nine-month period of the prior year.
Cost of goods sold during the same periods decreased 46% from $16,270 to $8,782 resulting in a gross profit of $9,844 compared to $18,797 in the prior year. Selling, general and administrative expenses for the nine months ended May 31, 1998 were $953,015 representing a decrease of $80,713 or 8% from the $1,033,728 of the similar period of the prior year. Almost all categories of expense remained at constant levels or were reduced. The most significant changes were reductions of $12,000 in travel and related expenses, $42,900 in interest expense, and $47,800 in salaries and related expenses resulting from a reduction in clerical staff and the retirement on November 30, 1997, of the former Vice President and Chief Financial Officer.


COMPARISON THREE MONTHS ENDED MAY 31, 1998 AND MAY 31, 1997

Sales of $12,225 for the three months ended May 31, 1998 represented an increase of 63% from the $7,484 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased 75% from $3,369 to $5,903 resulting in a gross profit of $6,322 compared to $4,115 in the prior year. Selling, general and administrative expenses for the three months ended May 31, 1998 were $341,931, representing an increase of $39,229 or 13% from the $302,702 of the similar period of the prior year. Most categories of expense remained at constant levels. The most significant increase was a change in professional fees of $69,880 resulting principally from work done by marketing consultants and a financial public relations firm. Expense reductions were $13,700 in officers' salaries resulting from the retirement on November 30 1997, of the former Vice President and Chief Financial Officer, and $22,981 in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1998 the Company had cash balances of $6,482. In order to fund continuing operations during the nine months ended on that date, $550,000 was obtained by the private sales of unregistered common stock with warrants to several accredited investors. In addition, one trade creditor and four Chapter 11 claimants settled a total of $206,579 in net present value of their claims against the Company by the issuance of 220,350 shares of the Company's common stock. An additional 119,200 shares of common stock were issued as compensation to three recipients representing $69,200 in professional fees. Because of limited cash resources, the Company has deferred payment of $185,126 of the second installment of the Chapter 11 liability to unsecured creditors that was due in late September 1996, and $445,009 that was due in late September 1997. In order to meet those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. Subsequent to May 31, 1998 and through July 7, 1998, an additional $1,250,000 was obtained in a private sale of unregistered common stock with warrants to a group of accredited investors. The investment group has advised the company that they filed reports with the SEC that they deemed appropriate including Schelules 13D and Forms 3.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended May 31,1998.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 14, 1998               NoFire Technologies, Inc.


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman and Chief
                                        Executive Officer