Form 10KSB
period 1998-08-31
NOFIRE TECHNOLOGIES INC
filed 1998-11-25
CIK 823070

                U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR   15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 1998

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


Issuer's revenues for it fiscal year ended August 31, 1998     $39,674


Aggregate market value of the voting stock held by
non-affiliates as of November 19, 1998                      $7,503,172


Number of shares of common stock outstanding as of as of
November 19, 1998                                           12,333,859


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

     On August 6, 1991, the Company acquired 89% of the outstanding common stock of both No Fire Ceramic Products, Inc. and No Fire Engineering, Inc. (collectively the "No Fire Companies") in exchange for newly issued shares of PNF common stock together with an option to acquire the remaining 11% of such shares. The No Fire Companies were engaged in the business of developing and manufacturing fire retardant, intumescent products. For financial reporting purposes, the acquisition was accounted for as a reverse acquisition of the Company by the No Fire Companies. Both these subsidiaries were dissolved in fiscal year 1997.

     The Company ceased operations in the cellular telephone business and sold the assets of Unicell, consisting essentially of customer accounts and accounts receivable, to Nationwide Cellular Services, Inc.
("Nationwide") and CellularOne in December, 1993 in exchange for Nationwide's and CellularOne's assumption of certain indebtedness of Unicell.

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

     Under the Plan, (i) all then outstanding Common Stock and other equity securities of the Company (including warrants, options and convertible securities) were canceled, (ii) new investors made an aggregate equity contribution of $2 million to the Company and thereby acquired 7,546,400 shares of new Common Stock at an average purchase price of $0.265 per share, (iii) public shareholders (defined as shareholders who (a) acquired their shares either in the Company's initial public offering or on the open market, (b) are not current or former members of the Company's management and (c) held more than ten shares of the Company's Common Stock prior to the effective date of the Plan (the "Effective Date")) received an aggregate of 433,600 shares of new Common Stock, and (iv) certain class action claimants received 20,000 shares of Common Stock. Claims of creditors, to the extent allowed under the Plan, are required to be paid over a four year period. (See Note 4 to Consolidated Financial Statements, page F-12.)

     The confirmed Plan also provided that the Board of Directors will consist of between five and nine individuals, that Sam Oolie, one of the new investors in the Company, shall be Chairman of the Board of Directors and Chief Executive Officer of the Company and shall have the right to designate a majority of the members of the Company's Board of Directors for a period of two years following the Effective Date, that Dr. Samuel Gottfried shall be President and Chief Technical Officer of the Company and that Charles R. Stone, who retired during fiscal 1998, shall be Vice President and Chief Financial Officer of the Company upon the Effective Date. In addition, pursuant to the Plan, the Company amended and restated its Certificate of Incorporation and, as part of such amendment and restatement, changed its name to "NoFire Technologies, Inc."


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

     The Company has developed intumescent products intended to eliminate or minimize these deficiencies and (i) provide significant protection for a wide range of substrates with relatively thin coats of fire protective material, (ii) be useful over a wider temperature range and (iii) utilize a waterbased, nontoxic formula. The NoFire products are manufactured based on two basic formulas, electrically conductive and nonconductive. Both formulas combine a fluid intumescent with fibers of various sizes and types, which together provide the desired fire retardancy.
Most applications require the nonconductive formula, while the conductive formula is useful for specific applications where electrical conductivity of the surface is advantageous. The NoFire formulas are covered by three United States Patents and corresponding patents and patent applications in over 30 foreign countries. The United States Patents are:

     Patent No. 4,879,320 - Intumescent Fire-Retardant Coating Material,
        issued November 7, 1989 and
     Patent No. 4,965,296 - Intumescent Fire-Retardant and Electrically-
        Conductive Coating Material, issued October 23,1990.
     Patent No. 5,723,515 - Intumescent Fire-Retardant Composition for
        High Temperature and Long Duration Protection, issued March 3,
        1998

     Although the Company believes such patents are valid and enforceable, in the event of a challenge to their validity or an infringement of such patents, the Company's limited financial resources may restrict its ability to defend or enforce its rights under such patents in legal proceedings.

     During fiscal years 1996, 1997 and 1998 the Company applied for five additional United States Patents, one of which was issued and is listed above.

     The NoFire products are potentially useful on many different substrates, including wood and wood products, metals (steel, aluminum, and various alloys), certain plastics, fabrics and textiles (fiberglass, natural and synthetic fibers). Industries that are presently using these types of product or are developing applications for them include the construction, public and private housing, maritime, automotive, railway cars, airports, nuclear power plants and military. The Company is actively pursuing business opportunities in these and other markets, has passed numerous tests and obtained several certifications, but has not yet shipped significant amounts of its products. The first order for the Company's product in an application in a nuclear power plant has been received with the first shipment scheduled for the second quarter of fiscal 1999.

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


SOURCES OF SUPPLY

     The NoFire liquid products are a blend of numerous liquids and solids, purchased from various third party suppliers. Several of such components are currently available only from a small number of suppliers. In the event that such suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of NoFire products could be interrupted. The Company is developing alternative sources of supply for components and intends to continue to do so as the demand for its products warrants.

MAJOR CUSTOMERS

     The two largest customers during the most recent fiscal year represented 43% and 27% of total sales respectively. Because sales in the development stage are minimal, the Company is not dependent on any one of these customers for future sales.


GOVERNMENT REGULATIONS AND APPROVALS; RESEARCH AND DEVELOPMENT

     For most applications, fire retardant products are required to undergo testing for approvals by government or independent laboratories. These requirements are typically determined either by government agencies, such as the U.S. Nuclear Regulatory Commission, or nationally recognized organizations, such as the American Society for Testing and Material ("ASTM") or Underwriters Laboratories, Inc. ("UL"). Product development is continuing in many different areas, and the NoFire product has been tested and certified by independent laboratories for various applications in the areas of building materials and construction (ASTM E84-87, UL94, UL746C, ASTM E152 and UBC 42-2), transportation (NFPA 417, FAR 25.855(c)) utilities (ASTM E814-88) and nuclear power plants (NRC Generic Letter 86-10 Supplement 1). To date, the Company has not yet obtained approvals for use on such applications as structural steel, roofing and others. Such approvals must be obtained before the NoFire product can be used for any of these applications. There is no assurance that the NoFire product will satisfy these testing requirements or meet other performance criteria established by prospective customers. The Company conducts in-house fire and heat endurance tests exclusively for research and development and feasibility studies. These tests are used to develop applications and solutions to problems, but are not a substitute for tests by independent laboratories or government agencies that are generally required before the product can be sold for particular applications. The Company's direct costs for research and development (which has been conducted primarily by its president and chief technical officer, Dr. Gottfried, as a part of his overall duties) have not been material and have not been segregated for accounting purposes.


EMPLOYEES

     As of November 19, 1998, the Company had six employees, four of whom were full-time employees.


Item 2.  DESCRIPTION OF PROPERTY

     The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space at an approximate monthly rental of $8,700 pursuant to a lease expiring August 31, 1999.

Item 3.  LEGAL PROCEEDINGS

     As a result of the bankruptcy reorganization proceeding described in
Item 1, until unsecured creditors whose claims were recognized in the Plan are paid in full, the Bankruptcy Court has continuing jurisdiction relative to (i) the approval and payment of certain claims and expenses and (ii) the disposition of the Company's two patents owned by the Company at the time of the bankruptcy.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               None


                                PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's shares are quoted on the "OTC Bulletin Board". The National Quotation Bureau reported the following high and low bid quotations which reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                          1997-1998             1996-1997
     Quarter Ended      High      Low         High      Low
     -------------      ----      ---         ----      ---
     November 30       $1.063    $0.625      $1.625    $0.875
     February 28/29    $1.969    $0.75       $0.938    $0.594
     May 31            $1.813    $0.938      $2.25     $0.375
     August 31         $1.50     $0.688      $2.063    $0.813

     (b)  HOLDERS

     As of November 19, 1998, there were approximately 179 holders of record of the Company's outstanding Common Stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     After emerging from Chapter 11 bankruptcy on August 11, 1995, and through fiscal years 1996, 1997 and 1998, the Company continued product development and application testing. As a result, several certifications have been obtained for specific applications, four additional patent applications have been filed and one of those has resulted in a new patent. Marketing efforts to develop new applications and establish new customers continued. Though these efforts did not result in significant sales in fiscal years through 1998, several events give promise for fiscal 1999 and beyond. Those events include: highest rated intumescent product in U.S. Navy tests; receipt of an MEA (Materials and Equipment Acceptance Division) acceptance from the City of New York and specification by their Department of Housing Preservation and Development; approval by the State Fire Marshall of California; successful demonstration at Underwriters Laboratory of heat barrier and upgrades for applications in the nuclear power generating industry; successful demonstration of sixty-minute heat barriers for high-speed ferry boats; successful demonstration of heat barrier protection for composite panels for use in the rail transportation industry; passage of fire spread tests for coated fiberboard panels and successful demonstration in laboratory tests of underbody protection for automobiles. The greatest obstacles to obtaining major sales contracts are the multitude of tests and approvals required, competition against well established and better capitalized companies, and the slow process of specifying a new product in highly regulated applications. The Company intends to continue its research efforts to develop and improve its products to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant as sales increase, with additional sales and marketing efforts being provided by commissioned independent contractors.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal years 1997 and 1998, funds required to continue the Company's product development and marketing efforts were provided by the private sale of common stock with warrants in the amounts of $1,092,700 in fiscal 1997 and $1,800,000 in fiscal 1998. Of the private sales in fiscal 1998, $1,250,000 was to the group of accredited investors discussed below.

Because of limited cash resources, the Company has deferred payment of $470,073 from the second and third installments of the Chapter 11 liability to unsecured creditors that was due in September 1996 and 1997. As of November 19, 1998, it has deferred an additional $268,853 of the installment due in late September 1998. Of the delinquent amounts, $472,419 is due to officers and directors. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company's continued viability will depend on alternative sources of funding including exercise of warrants and sale of debentures and/or equity securities in a public offering or private investment transactions.

On June 15, 1998, a group of accredited investors agreed, in addition to amounts previously invested in 1998, to invest an additional $650,000 at their option or when certain sales criteria are met. If that total amount is invested, the Company will issue 866,667 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.75 per share expiring in five years from date of exercise.

In a supplemental agreement dated October 26, 1998, that same group committed to invest an additional $480,000 to be paid in as cash is required by the Company, until March 31, 1999. That full amount would entitle the investors to 960,000 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.50 per share expiring in five years from date of exercise. On October 28, 1998, $185,000 was invested under this agreement resulting in the issuance of 370,000 shares of common stock and warrants for 925,000 shares of common stock.

In the second quarter of fiscal 1999, shipments will begin to an unrelated contractor holding a contract to apply the Company's products in a nuclear power plant. The total requirement through November 30, 1999 is estimated at $650,000 with the order already received valued at $100,000. Management believes that contracts for this application will be granted by other nuclear power plants as this new product becomes accepted in the industry. As a result of this opportunity and several others that are continuing to fruition, the Company anticipates the start of cash flow from sales in fiscal 1999.

There is no assurance that sales of additional units of stock and warrants and/or revenues from sales will be sufficient to fund the Company's cash requirements in the future.


RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 1998 AND 1997

The Company remained a development stage company in fiscal year 1998. Sales of $39,674 represented a decrease of $2,368 or 6% from the $42,042 in the prior year.

The net loss of $1,519,842 for fiscal year 1998 was $79,999 or 5% smaller than the loss of $1,599,841 in the prior year.

The Company's product approved for application under a contract awarded to an unrelated contractor requires that the product be produced under the contractor's direct supervision. As a result, a write-down of excess inventory of $35,000 in fiscal 1998 was expensed for finished goods inventory in excess of anticipated future requirements.

General and administrative expenses of $1,349,039 in fiscal year 1998 were $30,720 or 2% more than the prior year. Most expenses were equal to or less than the prior year. The largest decrease was in salary expenses where the total amounts paid and deferred were $433,396 which was $78,335 or 15% less than the prior year. A second important decrease was that the final write off of anticipated expenses from the Chapter 11 of $48,300 in fiscal 1997 were not required in 1998. The largest increase in general and administrative expenses was in professional fees which grew $103,910 or 68% to $256,239 in fiscal 1998. The growth in the expense was accounted for principally by increases in marketing consulting of $147,700 offset by decreases of $33,000 in Financial Public Relations costs and $18,000 in legal fees.

Interest expense of $216,745 was $87,861 or 29% less than the $304,606 of the prior year. Accounting rules relating to future annual payments of Chapter 11 claims require that such claims be stated at their net present value. As a result, the Company recognizes interest expense over the scheduled repayment term of the claims. The expense recognized was $231,680 in fiscal year 1997 and $124,474 in fiscal year 1998. This $107,206 decrease was offset by an increase of $21,285 to $46,040 in interest charged on late payment of legal fees.


Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 1998, together with the report thereon by the Company's independent auditors, Wiss & Company, LLP, ("Wiss"), are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

     The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

Dr. Samuel Gottfried          52        Director, President,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Bernard J. Koster             65        Director

Gerald H. Litwin              56        Director

Alphonso Margino              60        Director, Vice President
                                        and Secretary

Sam Oolie                     62        Director, Chairman
                                        of the Board and
                                        Chief Executive Officer

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

Dr. Samuel Gottfried
     Dr. Gottfried was named a director of the Company and appointed President of its fire retardant products subsidiaries in August 1991.
He was appointed Interim Chairman of the Board and Chief Executive
Officer on August 14, 1992. On August 16, 1995 he was electedPresident, Chief Technical Officer and Assistant Treasurer of the Company. Dr. Gottfried holds a doctorate in electrical engineering from New York University and a Ph.D. in electrophysics from the Polytechnic Institute of New York.

Bernard J. Koster
     Mr. Koster has served as a Director of the Company since
September, 1993. Mr. Koster is an attorney and accountant and since January 1, 1993 has been of counsel to the law firm of Gerald H.
Litwin, P.A. formerly Litwin and Holsinger, Hackensack, New Jersey. Since 1993, Mr. Koster has also served as a Director of Tofutti Brands, Inc., a health food manufacturer.

Gerald H. Litwin
     Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past five years, Mr. Litwin, an attorney, has been the principal of Gerald H. Litwin, P.A. and previously a partner in the law firm of Litwin & Holsinger, Hackensack, New Jersey. Mr. Litwin's firms served as the Company's General Counsel, and his current firm continues to provide certain legal services to the Company.

Alphonso Margino
     Mr. Margino was appointed to the board and named to the offices of Vice President and Secretary on June 15, 1998. Until August 11, 1995, Mr. Margino was Vice Chairman of the Board and President of a former subsidiary of the Company. In the interim period, he continued to be associated with the Company in marketing capacities.

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


     During the past five years, except as set forth in the next succeeding paragraph, none of the foregoing persons (a) has served as a general partner or an executive officer of any business as to which a bankruptcy petition was filed during his service in such capacity or within two years thereafter; (b) was convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or (c) has been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction, permanently or temporarily barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activity.

     Dr. Gottfried, Mr. Koster, Mr. Margino and Mr. Oolie were members of the Company's Board of Directors in 1994 when bankruptcy proceedings were commenced against the Company. In addition, Dr. Gottfried was a defendant in an action commenced by the Securities and Exchange Commission against the Company, Dr. Gottfried and certain former shareholders, officers, directors and accountants of the Company in the United States District Court for the District of New Jersey on September 27, 1994 alleging various violations of the federal securities laws by the defendants. Dr. Gottfried did not admit or deny any wrongdoing. The action was resolved through the entry of consent judgments against the defendants permanently enjoining the defendants, including the Company and Dr. Gottfried, against future securities laws violations.

     The Board of Directors of the Company has established an Executive Committee (Dr. Gottfried and Mr. Oolie), an Audit Committee (Mr. Koster and Mr. Litwin), and a Compensation Committee (Mr. Koster, Mr. Litwin and Mr. Oolie). The Executive Committee met several times during fiscal 1998.


Item 10. EXECUTIVE COMPENSATION

     The Company's Summary Compensation Table is set forth below. Except as discussed in Note 2 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 1998, 1997 and 1996, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

     Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.

                         SUMMARY COMPENSATION TABLE

                    For the Years Ended August 31, 1998, 1997 and 1996

Name and            Year Ended    Salary    Salary    Options  All Other
Principal Position   August 31      Paid  Deferred(1)  SAR's  Compensation
------------------   ---------    ------  -----------  -----   -----------

Sam  Oolie                1998    $59,550   $75,010     None       None
Chairman  of the Board    1997    $53,118   $75,010     (2)        None
and Chief Executive       1996    $50,678   $75,010     None       None
Officer since
August 16, 1995

Samuel Gottfried          1998    $99,565   $39,998     None       None
Chairman of the Board     1997    $98,820   $39,998     (2)        None
through  August 15, 1995  1996    $96,290   $39,988     None       None
President and Chief
Technical Officer
since August 16, 1995

Alfonso Margino           1998    $52,142   $25,012     None       None
Vice President and        1997    $51,942   $25,012     (2)        None
Secretary since           1996    $51,917   $25,012     None       None
June 15, 1998


Note (1) Amounts shown as salary deferred for fiscal years 1998, 1997 and 1996 represent amounts payable to such executives in the future commencing when the Company achieves sales at an annualized rate over $2 million and such payments are authorized by the Board of Directors.

Note (2) At a meeting of the Company's Board of Directors held on June 18, 1997, the Board authorized the issuance of warrants at an exercise price of $2.00 per share with immediate vesting to Mr. Oolie, 300,000 shares; Dr. Gottfried, 160,000 shares and Mr. Margino, 100,000 shares.


EMPLOYMENT AGREEMENTS

The Company has no employment agreements in effect.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 19, 1998 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      ---------------------
Sam Oolie                        1,900,000                15.04%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 1,760,000                13.65%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                   288,000                 2.32%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  126,300                 1.02%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                   125,000                 1.00%
Two University Plaza
Hackensack, NJ  07601

Robert Downey  (4)               1,246,916                 9.43%
755 Park Avenue
New York, NY  10021

Edward Kaplan                      716,666                 5.69%
1000 Connecticut Avenue, NW
Washington, DC  20036

NF Partners  (4)                 3,829,822                25.41%
667 Madison Avenue
New York, NY  10021

Charles R. Stone (3)               645,400                 5.10%
33 Ellis Road
West Caldwell, NJ  07006

All officers and directors       4,199,300                32.12%
as a group (five persons)

Note (1) Shares Beneficially Owned includes fully vested warrants in the following amounts: Oolie 300,000; Gottfried 560,000; Margino 100,000; Koster 42,500; Litwin 125,000; Downey 890,654; Kaplan 250,000; NF Partners 2,735,587; Stone 325,000; and Winnerman 401,200.

Note (2) As of November 19,1998, there were 12,334,529 shares of Common Stock issued and outstanding. Percentage of Class for all officers and directors as a group is computed on 13,462,359 shares which includes 1,127,500 shares exercisable within 60 days pursuant to warrants owned by all the persons included.

Note (3) Mr. Stone was an officer and director of the Company until his retirement on November 30, 1997.

Note (4) Mr. Downey and NF Partners are members of a group of accredited investors who entered into agreements on June 16, 1998 and October 28, 1998 to severally purchase units consisting of common stock and warrants for common stock. Forms 13D, which included as exhibits the full text of the agreements, were filed with the SEC for each purchase under the agreements.


COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

     Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31,1998, the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a result of loans made to fund the Company's operations during its trusteeship under the Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $183,458 to Mr. Oolie, $11,704 to Mr. Koster and $93,516 to Mr.
Stone. No payments have been made against these balances in fiscal 1997 or 1998. The balances are included in the Company's liability for settled claims at net present value.

     Messrs. Oolie and Stone have made loans and advances to the Company, and partial repayments have been made. At August 31, 1997 the balances were $36,000 and $35,000 to Mr. Oolie and Mr. Stone respectively, and at August 31, 1998 they were $22,750 and $35,000. The balance due to Mr. Stone is represented by a note dated December 19, 1995 with an 8% interest rate. To August 31, 1998, interest of $7,564 has accrued and none has been paid.

     On June 18,1997, the Company's Board of Directors authorized the issuance of warrants to Mr. Oolie, Dr. Gottfried, Mr. Margino, Mr. Koster, Mr. Litwin and Mr. Stone entitling such holders to purchase respectively 300,000, 160,000, 100,000, 25,000, 25,000 and 200,000 shares of the
Company's Common Stock at a price of $2.00 per share. These warrants are included in the warrants outstanding as noted in Item 11, Note 1.

     Mr. Litwin is the principal of the law firm of Gerald H. Litwin, P.A., which served as the Company's general counsel to November 4, 1996, and continues to provide certain legal services to the Company. The Company is obligated to that firm in the amount of $335,985 which includes fees for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings through August 31, 1998. Interest has been accrued on unpaid balances since fiscal 1997. Expenses of fiscal 1997 were $53,872 for legal services and $20,166 for interest charges, and in fiscal 1998, $28,727 in fees and $46,071 in interest charges. In addition, Litwin & Holsinger, the predecessor firm, filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

     Since Mr. Stone's retirement at November 30, 1997, C.R.Stone Associates, of which he is the principal, has provided limited services to the Company. Fees earned during fiscal 1998 were $20,245.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Independent Auditors' Report                             F-2

    Financial Statements:

      Balance Sheet as of August 31, 1998                    F-3

      Statements of Operations for the Years
        Ended August 31, 1998 and 1997                       F-4

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the Years Ended August 31,
        1989 through August 31, 1998                      F-5 to F-6

      Statements of Cash Flows for the Years
        Ended August 31, 1998 and 1997                       F-7

      Notes to Financial Statements                      F-8 to F-17


2.  EXHIBITS

     None


3.  REPORTS ON FORM 8-K

     None

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: November 24, 1998                 By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie,
                                        Chairman of the Board and
                                        Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                November 24, 1998
Samuel Gottfried, Director


/s/Bernard J. Koster
-----------------------------               November 23, 1998
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               November 23, 1998
Gerald H. Litwin, Director


/s/ Alphonso Margino
-----------------------------               November 24, 1998
Alphonso Margino, Director


/s/ Sam Oolie
-----------------------------               November 24, 1998
Sam Oolie, Director

                     INDEX TO FINANCIAL STATEMENTS




                                                                 Page

Report of Independent Auditors                                    F-2

Financial Statements:

  Balance sheet at August 31, 1998                                F-3

  Statements of operations for the years ended August 31, 1998 and 1997 and the period July 13, 1987 (date of inception)
   through August 31, 1998                                        F-4

  Statements of changes in stockholders' equity for the years
   ended August 31, 1989 through August 31, 1998             F-5 to F-6

  Statements of cash flows for the years ended August 31, 1998 and 1997 and the period July 31, 1987 (date of inception)
   through August 31, 1998                                        F-7

  Notes to financial statements                              F-8 to F-17

                      INDEPENDENT AUDITORS' REPORT


Board of Directors
NoFire Technologies, Inc.

We have audited the accompanying balance sheet of NoFire Technologies, Inc. (A Development Stage Company) as of August 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two in the period ended August 31, 1998 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. at August 31, 1998, and the results of its operations and its cash flows for the aforementioned periods in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred substantial losses from operations since inception and at August 31, 1998 had a stockholders' deficiency of $2,067,763 and a working capital deficiency of $2,117,883. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 WISS & COMPANY, LLP
Livingston, New Jersey
October 28, 1998

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                              BALANCE SHEET
                             AUGUST 31, 1998

                                  ASSETS
CURRENT ASSETS:
  Cash                                              $  170,400
  Inventories                                           70,602
  Prepaid expenses and other current assets             12,251
                                                    ----------
   Total Current Assets                                        $  253,253

EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $24,623                 4,238

OTHER ASSETS:
  Patents, less accumulated amortization of $900,000   600,000
    Excess of reorganization value over net assets,
        less accumulated amortization of $126,613       84,409
  Security deposits                                     19,836
                                                    ----------
                                                                  704,245
                                                               ----------
                                                               $  961,736
                                                               ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Current portion of settled liabilities            $  803,811
  Accounts payable and accrued expenses                531,047
  Loans and advances payable to stockholders            57,750
  Deferred salaries                                    542,526
  8% convertible debentures                            436,002
                                                    ----------
    Total Current Liabilities                                  $2,371,136

SETTLED LIABILITIES, LESS CURRENT MATURITIES                      658,363

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock $.20 par value:
    Authorized - 25,000,000 shares
    Issued and outstanding - 11,945,634 shares       2,389,127
  Capital in excess of par value                       297,595
  Deficit accumulated in the development stage      (4,754,485)
                                                    ----------
    Total Stockholders' Equity (Deficiency)                    (2,067,763)
                                                               ----------
                                                               $  961,736
                                                               ==========
See accompanying notes to financial statements

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)


                          STATEMENTS OF OPERATIONS

                                                                 July 13, 1987
                                                                    (Date of
                                                                    Inception)
                                       Year Ended August 31           through
                                        1998           1997     August 31, 1998
                                     ----------    ----------       ----------
NET SALES                            $   39,674    $   42,042       $  439,641
                                     ----------    ----------       ----------
COSTS AND EXPENSES:
  Cost of sales                          17,853        18,958          260,565
  Write-down of excess inventory         35,000          -              35,000
  General and administrative          1,349,039     1,318,319        7,858,075
                                     ----------    ----------       ----------
                                      1,401,892     1,337,277        8,153,640
                                     ----------    ----------       ----------
LOSS FROM OPERATIONS                 (1,362,218)   (1,295,235)      (7,713,999)
                                     ----------    ----------       ----------
OTHER EXPENSES (INCOME):
  Interest expense                      216,745       304,606          782,277
  Interest income                          (752)         -              (7,526)
  Reorganization items                     -             -             365,426
  Litigation settlement                    -             -             198,996
                                     ----------    ----------       ----------
                                        215,993       304,606        1,339,173
                                     ----------    ----------       ----------
LOSS BEFORE DISCONTINUED OPERATIONS
 AND EXTRAORDINARY ITEM              (1,578,211)   (1,599,841)      (9,053,172)

DISCONTINUED OPERATIONS                    -             -          (1,435,392)
                                     ----------    ----------       ----------
LOSS BEFORE EXTRAORDINARY
 ITEM                                (1,578,211)   (1,599,841)     (10,488,564)

EXTRAORDINARY ITEM -
  Gain on debt discharge                 58,369          -             507,952
                                     ----------    ----------       ----------
NET LOSS                            $(1,519,842)  $(1,599,841)     $(9,980,612)
                                     ==========    ==========       ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                         10,483,170     9,199,271
                                     ==========    ==========

BASIC AND DILUTED EARNINGS
 (LOSS) PER COMMON SHARE
   Loss before extraordinary
     item                           $      (.15)  $      (.17)
   Extraordinary item                       .01           -
                                     ----------    ----------
   Net loss                         $      (.14)  $      (.17)
                                     ==========    ==========

See accompanying notes to financial statements.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)


        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                            Deficit
                                                                           Accumulated
                                     Common Stock         Capital           During the
                                 Number of               in Excess         Development
                                  Shares       Amount   of Par Value          Stage
                                ---------   ---------    ----------     ----------------
BALANCES, SEPTEMBER 1, 1988                 $    -       $     -            $     -
YEAR ENDED AUGUST 31, 1989:
  Issuance of common stock          3,000       1,500          -                  -
  Net loss                           -           -             -               (45,844)
                                ---------  ----------    ----------         ----------
BALANCES, AUGUST 31, 1989           3,000       1,500          -               (45,844)
YEAR ENDED AUGUST 31, 1990:
  Issuance of common stock             50       1,000          -                  -
  Net loss                           -           -             -              (278,916)
                                ---------  ----------    ----------         ----------
BALANCES, AUGUST 31, 1990           3,050       2,500          -              (324,760)
YEAR ENDED AUGUST 31, 1991:
  Adjustment due to reverse
    acquisition                    (3,050)     (2,500)        2,500               -
  Acquisition accounted for
  as a reverse purchase         3,071,659         307          (307)          (517,893)
  Net loss                           -           -             -              (592,276)
                                ---------  ----------    ----------         ----------
BALANCES, AUGUST 31, 1991       3,071,659         307         2,193         (1,434,929)
YEAR ENDED AUGUST 31,1992:
  Issuance of common stock        394,736          39     2,252,860               -
  Net loss                           -           -             -            (1,414,562)
                                ---------  ----------    ----------         ----------
BALANCES, AUGUST 31, 1992       3,466,395         346     2,255,053         (2,849,491)
YEAR ENDED AUGUST 31, 1993:
  Net loss                           -           -             -            (1,357,669)
                                ---------  ----------    ----------         ----------
BALANCES, AUGUST 31, 1993       3,466,395         346     2,255,053         (4,207,160)
YEAR ENDED AUGUST 31, 1994:
  Net loss                           -           -             -              (699,650)
                                ---------  ----------    ----------         ----------
BALANCES, AUGUST 31, 1994       3,466,395         346     2,255,053         (4,906,810)
YEAR ENDED AUGUST 31, 1995:
  Shares canceled in
    connection with the
    consummation of the
    reorganization plan        (3,466,395)       (346)   (2,255,053)              -
  Net loss                           -           -             -              (837,210)
  Effect of adoption of
    fresh-start reporting            -           -       (2,814,258)         5,744,020
  Shares issued in connection
    with debt discharge at
    $.25 per share                187,000      37,400         9,350               -
  Shares issued in connection
    with reorganization plan
    at $.25 per share           8,000,000   1,600,000       400,000               -
                                ---------  ----------   -----------         ----------
BALANCES, AUGUST 31, 1995       8,187,000   1,637,400    (2,404,908)              -
YEAR ENDED AUGUST 31, 1996:
  Issuance of common stock
    under private placement
    at $1 per share               300,000      60,000       240,000               -
  Issuance of common stock in
    exchange for services at
    $1 per share                   62,500      12,500        50,000               -
Net loss                             -           -             -            (1,634,802)
                                ---------  ----------    ----------         ----------
BALANCES, AUGUST 31, 1996       8,549,500   1,709,900    (2,114,908)        (1,634,802)

See accompanying notes to financial statements.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                             Deficit
                                                                           Accumulated
                                    Common Stock         Capital            During the
                                 Number of               in Excess         Development
                                  Shares     Amount     of Par Value          Stage
                                ---------   ---------    ----------     ----------------
YEAR ENDED AUGUST 31, 1997:
  Issuance of common stock
    under private placement
    at a range of $.75 to
    $1 per share                1,117,700     223,540       869,160               -
  Net loss                           -           -             -            (1,599,841)
                                ---------  ----------    ----------         ----------
BALANCES, AUGUST 31, 1997       9,667,200  $1,933,440   $(1,245,748)       $(3,234,643)
YEAR ENDED AUGUST 31, 1998:
  Issuance of common stock
    under private placement
    at $.90 per share net of
    expenses of $76,745         1,388,884     277,777       895,474               -
  Issuance of common stock
    under private placement
    at $1 per share               550,000     110,000       440,000               -
  Issuance of common stock in
    exchange for services at
    $.50 to $1 per share          119,200      23,840        45,360               -
  Shares issued in connection
    debt discharge at $.89 to
    $1 per share                  220,350      44,070       162,505               -
  Net loss                           -           -             -            (1,519,842)
                               ----------  ----------   -----------         ----------
BALANCES, AUGUST 31, 1998      11,945,634  $2,389,127   $   297,595        $(4,754,485)
                               ==========  ==========   ===========         ==========

See accompanying notes to financial statements.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                          STATEMENTS OF CASH FLOWS

                                                                                 July 31, 1987
                                                                             (Date of inception)
                                                       Year Ended   August 31      through
                                                         1998         1997     August 31, 1998
                                                      ----------   ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(1,519,842) $(1,599,841)    $(9,980,612)
 Adjustments to reconcile net loss to net
  cash flows from operating activities:
   Depreciation and amortization                         345,775      345,727       1,126,866
   Extraordinary gain on debt discharge                  (58,369)        -           (507,952)
   Amortization of interest expense for
     settled liabilities                                 124,471      231,681         564,410
   Revaluation of assets and liabilities to
     fair value                                             -            -            482,934
   Litigation settlement                                    -            -            198,996
   Common stock issued in exchange for services           69,200       44,643         131,700
   Write-down of excess inventory                         35,000         -             35,000
   Changes in operating assets and liabilities
   (net of effects from reverse purchase
     acquisition):
      Inventories                                         (8,760)     (40,081)       (105,602)
      Prepaid expenses                                     2,842       (7,371)        (12,251)
      Accounts payable and accrued expenses               95,560       94,514)      2,778,034
      Security deposits                                   (1,363)        -            (19,836)
      Deferred salaries                                  151,548      190,008         542,526
      Obligation from discontinued operations               -            -             51,118
                                                      ----------   ----------      ----------
       Net cash flows from operating activities         (766,938)    (740,720)     (4,714,669)
                                                      ----------   ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                  (1,060)      (1,032)        (28,861)
   Increase in patent costs                                 -            -           (131,290)
   Acquisition accounted for as a reverse purchase          -            -           (517,893)
                                                      ----------   ----------      ----------
       Net cash flows from investing activities           (1,060)      (1,032)       (678,044)
                                                      ----------   ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                              -            -            721,000
   Principal payments on notes payable                      -            -            (75,000)
   Principal payments on settled liabilities            (769,308)    (347,664)     (2,549,043)
   Proceeds from issuance of common stock,
     net of related expenses                           1,723,251    1,092,700       6,187,291
   Proceeds from issuance of long-term debt                 -            -            785,113
   Payments on advances from stockholders                (13,250)        -            (13,250)
   Loans and advances received from stockholders            -            -             79,053
   Interest accrued on loans from stockholders            (2,800)      (5,253)         (8,053)
   Proceeds from issuance of 8% convertible
     debentures                                             -            -            436,002
                                                      ----------   ----------      ----------
 Net cash flows from financing activities                937,893      739,783       5,563,113
                                                      ----------   ----------      ----------
NET CHANGE IN CASH                                       169,895       (1,969)        170,400

CASH AT BEGINNING OF YEAR                                    505        2,474            -
                                                      ----------   ----------      ----------
CASH AT END OF YEAR                                   $  170,400   $      505      $  170,400
                                                      ==========   ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                      $    8,390   $   10,847     $    52,068
                                                      ==========   ==========     ===========
   Income taxes paid                                  $     -      $     -        $      -
                                                      ==========   ==========     ===========
   Common stock issued in exchange for
    settlement of debt                                $  206,579   $     -        $   253,329
                                                      ==========   ==========     ===========
   Common stock issued in exchange for
    subscriptions receivable                          $     -      $     -        $    95,000
                                                      ==========   ==========     ===========
   Common stock issued in exchange for
    services                                          $   69,200   $   44,643     $   131,700
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

Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $571 and $3,523 for the years ended August 31, 1998 and 1997, respectively.

Intangible Asset - Patents and the excess of reorganization value over net assets are amortized on a straight-line basis over 5 years. Amortization expense totaled $342,204 for each of the years ended August 31, 1998 and 1997.

Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation, imputed interest on settled claims and net operating loss carryforwards.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk - The Company maintains a cash balance with a brokerage firm which is insured by the Securities Investor Protection Corporation up to $100,000. The uninsured balance totaled approximately $51,000 at August 31, 1998.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require companies to record compensation cost, for stock-based employee compensation plans, at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for warrants is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Earnings Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires the disclosure of both diluted and basic earnings per share. Basic earnings per share is based upon the weighted average of all common shares outstanding. The computation of diluted earnings per share does not assume the conversion, exercise or contingent issuance of securities which would have an antidilutive effect on earnings per share.


Recently Issued Accounting Standards - In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting comprehensive income in financial statements and SFAS No. 131 amends certain reporting and disclosure requirements for segments from previous standards. In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt these statements in fiscal 1999. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

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

On August 31, 1998, the Company had a net book value recorded for patents and excess of reorganization value over net assets totaling $684,409. Future recoverability of these intangible assets continues to be evaluated. During August 1997, the Company conducted an independent appraisal of its patents by a valuation specialist to ascertain future recoverability. The appraisal report assessed marketability of the Company's product to customers and, in the alternate, marketability of the patents to outside parties possessing the ability to utilize the technology supported in the intangibles.

During 1998, the Company's product was approved for application in a nuclear power plant facility under a contract awarded to an unrelated contractor. Based on job specification estimates, the Company anticipates total sales to approximate $643,000 over a period of 15 months from the balance sheet date.

                           NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

The contractor is not required to purchase defined quantities at defined time intervals. In August 1998, the Company received an initial order for product resulting in revenues of approximately $100,000 to be recognized in the second quarter of fiscal 1999.

At August 31, 1998, based on the previous valuation report and the anticipated revenue stream in 1999, no impairment to the intangibles exists.

As discussed in Note 4, the Company has a liability for settled claims payable to creditors and has incurred accrued expenses in connection with its reorganization. Certain settled claims, including accrued interest due on September 27, 1998, 1997 and 1996, remain unpaid. Without additional financing/capital or the achievement of profitable operations, funds for repayment of these installments or future ones would not be available.

On October 26, 1998, the Company and certain investors entered into a stock purchase agreement whereby the investors would purchase up to an aggregate of 960,000 investment units, each unit consisting of one share of common stock, and five year warrants to purchase 2.5 shares of common stock at an initial exercise price of $.50 per share, for a maximum aggregate consideration of $480,000. On October 28, 1998, $185,000 was invested under this agreement resulting in the issuance of 370,000 shares of common stock and warrants for 925,000 shares of common stock.

Management believes that actions it has undertaken to revise the Company's operating and marketing structure will provide it with the opportunity to generate the revenues needed to realize profitable operations and/or obtain the necessary financing and/or capital for the payment of outstanding obligations. The initial step in evolving the action plan of the Company has been realized by virtue of its products specified use in the aforementioned nuclear power plant contract.


Note 3 - Inventories:

        Inventories at August 31, 1998 consist of the following:

                  Raw Material                  $  35,169
                  Finished goods                   35,433
                                                 --------
                                                  $70,602
                                                 ========

                           NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

At August 31, 1998, the Company evaluated the components of its inventory including, among other issues, the future marketability of its previously manufactured product given its history of sales. As discussed in Note 2, the Company has had its product approved for use under a contract awarded to an unrelated contractor for application in a nuclear power plant. However, the product purchased for application by the contractor must be produced under the contractor's direct supervision. As a result, the Company's existing finished goods inventory can not be utilized and a write-down for excess inventory of $35,000 has been recognized.


Note 4 - Settled Claims:

Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 1998, settled liabilities of $1,462,000, net of deferred interest of approximately $68,000 (to state the claims at present value), is payable as follows:


   Year Ending August 31,
   ---------------------
          1999               $  803,811
          2000                  634,451
          2001                   23,912
                             ----------
                             $1,462,174
                             ==========

During the year ended August 31, 1998, the following transactions were consummated for settlement of outstanding claims:

    During March and April of 1998, the Company settled outstanding claim obligations with four claimants. The claims, totaling approximately $199,000, were settled in exchange for the issuance of approximately 214,000 shares of the Company's common stock and warrants equivilent to the same number of shares of common stock. The warrants are exercisable at a price of $2 per share over a five year period.

  No gain or loss has been recognized for the extinguishment of these liabilities since the market price of the stock and warrants issued at the time of settlement approximated the debt outstanding.

                           NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

    On June 16, 1998, the Company settled an obligation for the gross payment of $750,000 of claims outstanding to a former stockholder. The claims, which carried a net present value of approximately $708,000 on June 16, 1998, were extinguished through a cash payment of $650,000 resulting in an extraordinary gain on debt discharge of approximately $58,000.

  The claims settled were payable by the Company through September 17, 1999.

    During the year ended August 31, 1998, the Company has repaid approximately $102,000 towards claims payable to unsecured creditors.

The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1998, 1997 and 1996 in the gross amount of approximately $779,000. The Company does not have funds available for repayment and without additional capital or financing, payments cannot be made. In accordance with the provisions of the plan of reorganization, the long-term portion of claims outstanding at August 31, 1998 are not accelerated due to the default.


Note 5 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

       Legal fees                     $344,187
       Interest                         96,664
       Payroll and payroll taxes        12,007
       Other                            78,189
                                      --------
                                      $531,047
                                      ========


Note 6 - Convertible Debentures:

During the year ended August 31, 1996 the Company issued to various accredited investors $436,000 in 8% convertible debentures each having a maturity date of January 31, 1999.

The debentures entitle the holders, on or before December 30, 1998, to convert the debt into common stock at a rate of one share for each $1 principal amount plus any outstanding accrued interest. As of August 31, 1998 no debentures have been converted and unpaid interest has been accrued in the amount of $88,000.

                           NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

Note 7 - Related Party Transactions:

The following summarizes related party transactions for the year ended August 31, 1998:

Loans and Advances Payable to Stockholders - Loans and advances payable to stockholders at August 31, 1998 includes a note for $35,000 due to a stockholder which bears interest at 8% per annum and non-interest bearing advances totaling $22,750, net of repayments during the year ended august 31, 1998 of $13,250, due to another stockholder. Interest associated with the loans, totaling $8,053, has been accrued at August 31, 1998.

Settled Claims - At August 31, 1998, the present value of settled claims payable includes amounts due to current officers, stockholders and members of the Board of Directors of the Company totaling approximately $842,000 of which approximately $414,000 is delinquent (Note 4).


Note 8 - Commitments and Contingencies:

Lease - The Company leases its facilities for a period of one year with total lease commitments for August 31, 1998 approximating $104,000.

Rent expense, inclusive of taxes and insurance, was approximately $98,000 and $94,000 for the years ended August 31, 1998 and 1997, respectively.


Consulting Agreements -

    Effective on July 1, 1996 the Company entered into a consulting agreement expiring January 31, 1997 for among other consideration, public relation activities performed on behalf of the Company. The Company issued 62,500 shares of its common stock in exchange for these services and recognized expense of approximately $45,000 for the year ended August 31, 1997.

  During the year ended August 31, 1998, the Company entered into a similar consulting arrangement with the same consultant and issued 11,700 shares of stock for services. During the year ended, expenses recognized under this agreement totaled $11,700.

                           NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

    During the year ended August 31, 1998, the Company entered into another consulting agreement for a five-year period. As compensation for such services, the consultant received 75,000 warrants, exercisable for 75,000 shares of common stock at an initial exercise price of $2.00. The consultant warrants will vest contingntly, based on services rendered, at the rate of 1,250 warrants monthly over a five year period.

  On May 12, 1998, this consultant also received 100,000 shares valued at $50,000 in exchange for various consulting services rendered during the year ended August 31, 1998.


Note 9 - Sources of Supply:

Several components of the Company's products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company's products could be interrupted.


Note 10 - Income Taxes:

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

Subsequent to the effective date of the Plan, the Company has generated approximately $2,631,000 in net operating losses which expire in 2013.

The Company has a deferred tax asset of approximately $1,961,000 at August 31, 1998, representing principally the tax benefit of the loss carry forwards under Section 172 and for periods subsequent to the effective date of the Plan. This deferred tax asset has been offset by a 100% valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's operating results to date, a full valuation allowance has been recorded at August 31, 1998.

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

Note 11 - Major Customers:

Sales to two customers represented 43% and 27% of net sales for the year ended August 31, 1998. Sales to four customers represented 25%, 23% 12% and 10% of net sales for the year ended August 31, 1997.


Note 12 - Joint Venture:

On December 1, 1994 the Company entered into a licensing agreement with a German entity ("licensee") for producing, manufacturing, marketing and distributing the Company's products using the technology protected by the Company's patents. The licensing agreement applies to motor vehicles, industrial and agricultural vehicles and any similar transportation vehicles, including their components in a territory defined as worldwide. Included in the agreement was a provision for the future establishment of a joint venture with the licensee.

The licensing agreement is to expire on June 30, 2000. As of August 31, 1998 the joint venture has had no revenues.


Note 13 - Warrants:

During the year ended August 31, 1998, the Company issued warrants for the purchase of common stock as follows:
                                         Warrants
     Exercise        Outstanding;         Granted        Outstanding
      Price        September 1, 1997      in 1998      August 31, 1998
      -----        -----------------     ---------     ---------------
      $1.00             990,000          3,554,718       4,544,718
       1.50               -                160,000         160,000
       2.00           2,409,200          1,018,850       3,428,050
       2.50              35,000               -             35,000
       3.00             160,000            262,500         422,500
       3.25              50,000               -             50,000
       5.00              12,000               -             12,000
                      ---------          ---------       ---------
                      3,656,200          4,996,068       8,652,268
                      =========          =========       =========

Warrants granted prior to August 31, 1997 vest to the holders in various intervals ranging from issue date to three years from the date of issue and expire five years from grant date. Warrants granted during the year ended August 31, 1998 are exercisable over a period of five years with vesting ranging from issue date to one year from issue date. No warrants had been exercised by holders as of August 31, 1998

                          NOFIRE TECHNOLOGIES, INC.
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

No warrants or equity instruments were granted to officers or key employees during the year ended August 31, 1998. The impact of reporting in accordance with FAS 123 for warrants previously granted to officers and key employees is summarized as follows:.

To report the impact of reporting in accordance with FAS 123, warrants granted to officers and key employees are summarized as follows:

                    Outstanding         Exercisable
     Exercise        August 31,        at August 31,
      Price            1998                1998
    ----------     ------------      ---------------
      $1.00           475,000            475,000
       2.00           760,000            760,000
       3.25            50,000             50,000

Proforma results of operations, had FAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense due to the vesting of warrants granted in prior years, of approximately $123,000 and $1,130,000 for the years ended August 31, 1998 and 1997, resulting in proforma net losses of approximately $1,643,000 and $2,730,000 for those same reporting periods.

The fair value of the warrants were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 100% and an expected life equaling the warrants' exercise periods.

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