Form 10QSB
period 1998-11-30
NOFIRE TECHNOLOGIES INC
filed 1999-01-13
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 1998

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 12,704,859 shares of Common Stock as of December 31, 1998.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of November 30, 1998
         and August 31, 1998                                 3

         Statements of Operations for the Three Months
         ended November 30, 1998 and 1997                    5

         Statements of Cash Flows for the
         Three Months ended November 30, 1998 and 1997       6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  1998         1998
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $   74,370    $  170,400
    Inventory                                     79,736        70,602
    Prepaid expenses and other current assets     17,957        12,251
                                               ---------    ----------
    Total Current Assets                         172,063       253,253
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           5,869         4,238
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $975,000 at November 30, 1998 and
      $900,000 at August 31, 1998                525,000       600,000
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $137,164 at November 30, 1998 and
      $126,613 at August 31, 1998                 73,858        84,409
    Security deposits                             19,836        19,836
                                              ----------     ---------
                                                 618,694       704,245
                                              ----------     ---------
                                              $  796,626    $  961,736
                                              ==========    ==========



See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  1998          1998
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,370,953      $ 803,811
    Accounts payable and accrued expenses        495,238        523,483
    Loans, accrued interest and advances
      due to stockholders                         58,212         65,314
    Deferred salaries                            580,221        542,526
    8% convertible debentures                    436,002        436,002
                                              ----------      ---------
                                               2,940,626      2,371,136
                                              ----------      ---------

SETTLED LIABILITIES, LESS CURRENT MATURITIES      43,685        658,363
                                              ----------      ---------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding - 12,484,859
       shares at November 30, 1998 and
       11,945,634 shares at August 31, 1998    2,496,972      2,389,127
    Capital in excess of par value               468,231        297,595
    Deficit accumulated in the development
      stage                                   (5,152,888)    (4,754,485)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,187,685)    (2,067,763)
                                              ----------     ----------
                                              $  796,626     $  961,736
                                              ==========     ==========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                     July 13, 1987
                                                                       (Date of
                                         For the Three Months          Inception)
                                          Ended November 30,            through
                                           1998       1997          November 30, 1998
                                       ----------   ---------          ----------
                                             (UNAUDITED)
NET SALES                               $   7,160    $   5,606         $  446,801
                                       ----------   ----------         ----------
COSTS AND EXPENSES:
    Cost of sales                           3,222        2,562            263,787
    Write-down of excess inventory          -            -                 35,000
    General and administrative            364,365      300,386          8,222,440
                                       ----------   ----------         ----------
                                          367,587      302,948          8,521,227
                                       ----------   ----------         ----------
LOSS FROM OPERATIONS                     (360,427)    (297,342)        (8,074,426)
                                       ----------   ----------         ----------
OTHER EXPENSES:
    Interest expense                       38,668       66,443            820,945
    Interest income                          (692)       -                 (8,218)
    Reorganization items                    -            -                365,426
    Litigation settlement                   -            -                198,996
                                       ----------   ----------         ----------
                                           37,976       66,443          1,377,149
                                       ----------   ----------         ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                 (398,403)    (363,785)        (9,451,575)

DISCONTINUED OPERATIONS                     -            -             (1,435,392)
                                       ----------   ----------         ----------
LOSS BEFORE EXTRAORDINARY ITEM           (398,403)    (363,785)       (10,886,967)

EXTRAORDINARY ITEM - Gain on
  debt discharge                           -             -                507,952
                                       ----------   ----------         ----------
NET LOSS                              $  (398,403) $  (363,785)      $(10,379,015)
                                       ==========   ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          12,142,107    9,742,200
                                       ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                          $    (0.03)  $    (0.04)
                                       ==========   ==========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                  For the Three Months      Inception)
                                                   Ended November 30,        through
                                                    1998       1997     November 30, 1998
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (398,403)  $ (363,309)  $(10,379,015)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization               85,692       85,676      1,212,558
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                       17,117       46,084        581,527
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -            -           131,700
        Write-down of excess inventory                -            -            35,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Inventory                              (9,134)       6,430       (114,736)
             Prepaid expenses                       (5,706)      (1,942)       (17,957)
             Accounts payable and accrued
               expenses                            (28,245)      (7,330)     2,749,789
             Security deposits                        -            (500)       (19,836)
             Deferred salaries                      37,695       43,848        580,221
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (300,984)    (191,519)    (5,015,653)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            (1,773)        -           (30,634)
   Increase in patent costs                           -            -          (131,290)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities            (1,773)        -          (679,817)
                                               -----------    ---------     ----------


See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Three Months        Inception)
                                                 Ended November 30,          through
                                                 1998          1997      November 30, 1998
                                               ---------     ---------      ----------
                                                    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                      -             -           721,000
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities      (46,171)      (15,924)    (2,595,214)
   Proceeds from issuance of common stock,
     net of related expenses                     260,000       200,000      6,447,291
   Proceeds from issuance of long-term debt         -             -           785,113
   Net loans and advances from stockholders       (7,102)        7,850         50,648
   Proceeds from issuance of 8% convertible
     debentures                                     -             -           436,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         206,727       191,926      5,769,840
                                              ----------    ----------     ----------
NET CHANGE IN CASH                               (96,030)          407         74,370

CASH AT BEGINNING OF PERIOD                      170,400           505           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $   74,370    $      912     $   74,370
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    9,524    $    2,303     $   61,592
                                              ==========    ==========     ==========

Income taxes paid                             $     -       $     -        $     -
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $   18,481    $     -        $  271,810
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $     -       $     -        $  131,700
                                              ==========    ==========     ==========



See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 1998

NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 1998 (the "10-KSB")and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                           November 30, 1998

On August 31, 1994, involuntary petitions for relief under Chapter 11 of the Code were filed against the Company and certain of its subsidiaries. Under the provisions of the Code, claims against the Company in existence prior to the Petition Date were stayed. The Company continued its business operations and was managed by a Bankruptcy Trustee. On
April 7, 1995 the Bankruptcy Court confirmed the Plan. The Plan provided for a fixed amount that would pay in full over a four year period virtually all pre-petition claims known on the confirmation date. With additional claims approved after that date considered, the fixed amount covered 94% of final approved claims.

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

The Company has a liability for settled claims payable to creditors and accrued expenses incurred in connection with its reorganization under the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 1998

Management believes that actions currently being undertaken to obtain significant sales contracts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations. An agreement for future infusion of capital is discussed in the Management's Discussion of Liquidity and Capital Resources section.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

      Shares             Exercise Price
    --------             --------------
   1,300,000                  $ .50
   4,544,718                   1.00
     170,000                   1.50
   3,447,275                   2.00
      35,000                   2.50
     422,500                   3.00
      50,000                   3.25
      12,000                   5.00
   ---------
   9,981,493

The warrants vest to the holders in various intervals ranging from issue date to three years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing. It now has several certifications for specific applications and has filed for five additional patents, one of which has led to the issuance of a patent. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as high-speed ferries and naval ships, electric utilities, wood product building components, concrete and structural steel column protection, and automotive. In the nuclear power generating industry, an unrelated contractor has been awarded a contract to upgrade the fire protection of control wiring at a large U.S. nuclear power plant specifying the Company's product. The first purchase order, valued at $100,000, has been issued to the Company for shipment scheduled for the second quarter of the present fiscal year. Additional orders totaling about $550,000 for material required to complete the contract are expected through this fiscal year and into the first quarter of the next fiscal year. The Company also believes that contracts will be awarded by other nuclear power plants as well as other industries in this fiscal year.
The greatest obstacles to obtaining these other contracts are the continuing tests and approvals required, competition against well established and better capitalized companies, and the slow process of specifying new products in highly regulated industrial applications. The Company's most pressing need is cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company's products perform their intended uses well and have been developed to the stage where they can be sold commercially in a form that is safe and easy to use. The Company intends to continue its research and testing efforts to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors.

COMPARISON THREE MONTHS NOVEMBER 30, 1998 AND NOVEMBER 30, 1997

Sales of $7,160 for the three months ended November 30, 1998 represented an increase of 28% from the $5,606 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased 26% from $2,562 to $3,222 resulting in a gross profit of $3,938 compared to $3,044 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 1998 were $364,365, representing an increase of $63,979 or 21% from the $300,386 of the similar period of the prior year. Most categories of expense remained at constant levels. The most significant change was an increase in consulting fees of $64,500, $55,300 of which was for marketing consultants and $9,200 for financial consultants. Expense reductions were $12,100 in officers' salaries resulting from the retirement on November 30, 1997, of the former Vice President and Chief Financial Officer. The $27,775 reduction in interest expense is represented mainly by the smaller amortization of interest expense for settled Chapter 11 liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1998 the Company had cash balances of $74,370. In order to fund continuing operations during the three months ended on that date, $260,000 was obtained by the private sales of unregistered common stock with warrants to a group of accredited investors. These funds were obtained under an agreement dated October 26, 1998 whereby up to $480,000 would be invested in increments as required in exchange for 960,000 units consisting of one share of common stock and five-year warrants to purchase 2.5 shares at an exercise price of $.50 per share. Because of limited cash resources, the Company has deferred payment of $760,957 of the second, third and fourth installments of the Chapter 11 liability to unsecured creditors that were due prior to the balance sheet date. In order to meet those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering such as sales under the agreement noted above. Subsequent to November 30, 1998, an additional $110,000 was obtained under that agreement. The investment group has advised the Company that it filed all reports with the SEC that they deemed appropriate including Schedules 13D and Forms 3 and 4.


YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or hat any such failure to convert by another company would not have an adverse effect on the Company's systems.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended November 30,1998.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 13, 1999            NoFire Technologies, Inc.



                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman and Chief
                                        Executive Officer