Form 10QSB
period 1999-02-28
NOFIRE TECHNOLOGIES INC
filed 1999-04-05
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 1999

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 13,105,415 shares of Common Stock as of March 31, 1999.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of February 28, 1999
         and August 31, 1998                                 3

         Statements of Operations for the
         Six Months ended February 28, 1999
         and 1998; and the Three Months ended
         February 28, 1999 and 1998                          5

         Statements of Cash Flows for the
         Six Months ended February 28, 1999 and 1998         6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   13

         Signatures                                         13

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 28,   August 31,
                                                  1999          1998
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $   62,479    $  170,400
    Inventories                                  114,132        70,602
    Prepaid expenses and other current assets     25,304        12,251
                                               ---------    ----------
    Total Current Assets                         201,915       253,253
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           5,727         4,238
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,050,000 at February 28, 1999 and
      $900,000 at August 31, 1998                450,000       600,000
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $147,714 at February 28, 1999 and
      $126,613 at August 31, 1998                 63,307        84,409
    Security deposits                             19,836        19,836
                                              ----------     ---------
                                                 533,143       704,245
                                              ----------     ---------
                                              $  740,785    $  961,736
                                              ==========    ==========



See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 28,   August 31,
                                                  1999          1998
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,353,893      $ 803,811
    Accounts payable and accrued expenses        544,175        531,047
    Loans and advances payable to stockholders    51,131         57,750
    Deferred salaries                            612,531        542,526
    8% convertible debentures                    436,002        436,002
                                              ----------      ---------
                                               2,997,732      2,371,136
                                              ----------      ---------

SETTLED LIABILITIES, LESS CURRENT MATURITIES      41,520        658,363
                                              ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding - 12,924,859
       shares at February 28, 1999 and
       11,945,634 shares at August 31, 1998    2,584,972      2,389,127
    Capital in excess of par value               600,232        297,595
    Deficit accumulated in the development
      stage                                   (5,483,671)    (4,754,485)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,298,467)    (2,067,763)
                                              ----------     ----------
                                              $  740,785     $  961,736
                                              ==========     ==========



See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                           July 13, 1987
                                                                                             (Date of
                                         For the Six Months      For the Three Months       Inception)
                                          Ended February 28,      Ended February 28,          through
                                           1999       1998         1999       1998      February 28 1999
                                       ----------   ---------    ---------   ---------      ----------
                                             (UNAUDITED)             (UNAUDITED)
NET SALES                               $ 115,900    $   6,401    $108,740   $     795      $  555,541

COSTS AND EXPENSES:
    Cost of sales                          47,300        2,880      44,078         317         307,865
    Write-down of excess inventory            -            -           -           -            35,000
    Selling, general and administrative   707,276      611,083     342,911     310,698       8,565,351
                                       ----------   ----------   ---------   ---------      ----------
                                          754,576      613,963     386,989     311,015       8,908,216
                                       ----------   ----------   ---------   ---------      ----------
LOSS FROM OPERATIONS                     (638,676)    (607,562)   (278,249)   (310,220)     (8,352,675)
                                       ----------   ----------   ---------   ---------      ----------
OTHER EXPENSES:
    Interest expense                       91,216      123,662      52,548      57,219         873,493
    Interest income                          (706)       -           -           -              (8,232)
    Reorganization items                    -            -           -           -             365,426
    Litigation settlement                   -            -           -           -             198,996
                                       ----------   ----------   ---------   ---------      ----------
                                           90,510      123,662      52,534      57,219       1,429,683
                                       ----------   ----------   ---------   ---------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                 (729,186)    (731,224)   (330,783)   (367,439)     (9,782,358)

DISCONTINUED OPERATIONS                     -            -           -           -          (1,435,392)
                                       ----------   ----------   ---------   ---------     ----------
LOSS BEFORE EXTRAORDINARY ITEM          (729,186)     (731,224)   (330,783)   (367,439)    (11,217,750)

EXTRAORDINARY ITEM - Gain on
  debt discharge                           -             -           -           -             507,952
                                       ----------   ----------   ---------   ---------      ----------
NET LOSS                               $ (729,186)  $ (731,224)  $(330,783)  $(367,439)   $(10,709,798)
                                       ==========   ==========   =========   =========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          12,468,515    9,914,263  12,403,548   9,865,731
                                       ==========   ==========   =========   =========

EARNINGS (LOSS) PER SHARE              $    (0.06)  $    (0.07)  $   (0.03)  $   (0.04)
                                       ==========   ==========   =========   =========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                  For the Six Months       Inception)
                                                   Ended February 28,        through
                                                    1999       1998     February 28, 1999
                                                 ---------   ---------       ----------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $(729,186)  $(731,224)    $(10,709,798)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization              171,385     172,509        1,298,251
        Extraordinary gain on debt discharge           -           -           (507,952)
        Amortization of interest expense for
          settled liabilities                       34,234      80,648          598,644
        Revaluation of assets and liabilities
          to fair value                                -           -            482,934
        Litigation settlement                          -           -            198,996
        Common stock released in exchange for
          services                                     -           -            131,700
        Write-down of excess inventory                 -           -             35,000
        Changes in operating assets and
          liabilities (net of effects from
          reverse purchase acquisition)
             Inventories                           (43,530)     10,603         (149,132)
             Prepaid expenses                      (13,053)      3,587          (25,304)
             Accounts payable and accrued
               expenses                             13,129      15,451        2,791,163
             Security deposits                       -             -            (19,836)
             Deferred salaries                      70,005      76,158          612,531
             Obligation from discontinued
                 operations                            -           -             51,118
                                                ----------   ---------       ----------
 Net cash flows from operating activities         (497,016)   (373,268)      (5,211,685)
                                                ----------   ---------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            (1,773)     (1,060)         (30,634)
   Increase in patent costs                            -           -           (131,290)
   Acquisition accounted for as a
     reverse purchase                                  -           -           (517,893)
                                               -----------   ---------       ----------
Net cash flows from investing activities            (1,773)     (1,060)        (679,817)
                                               -----------   ---------       ----------


See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                        July 13,1987
                                                                           (Date of
                                                For the Six Months        Inception)
                                                 Ended February 28,         through
                                                  1999        1998     February 28, 1999
                                               ---------    ---------      ----------
                                                    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                       -             -          721,000
   Principal Payments on notes payable               -             -          (75,000)
   Principal Payment of settled liabilities     (100,994)     (149,748)    (2,650,037)
   Proceeds from issuance of common stock,
     net of related expenses                     498,481       525,679      6,685,772
   Proceeds from issuance of long-term debt          -             -          785,113
   Net loans and advances from stockholders       (6,619)        1,750         51,131
   Proceeds from issuance of 8% convertible
     debentures                                      -             -          436,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         390,868       377,681      5,953,981
                                              ----------    ----------     ----------
NET CHANGE IN CASH                              (107,921)        3,353         62,479

CASH AT BEGINNING OF PERIOD                      170,400           505            -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $   62,479    $    3,858     $   62,479
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $   12,090    $    4,477     $   64,158
                                              ==========    ==========     ==========

Income taxes paid                             $      -      $      -       $      -
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $   18,481    $  110,679     $  271,810
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $      -      $      -       $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services, net of unearned compensation      $      -      $      -       $  131,700
                                              ==========    ==========     ==========


See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                             February 28, 1999

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

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 28, 1999

On August 31, 1994, involuntary petitions for relief under Chapter 11 of the Code were filed against the Company and certain of its subsidiaries. Under the provisions of the Code, claims against the Company in existence prior to the Petition Date were stayed. The Company continued its business operations and was managed by a Bankruptcy Trustee. On
April 7, 1995 the Bankruptcy Court confirmed the Plan. The Plan provided for a fixed amount that would pay in full over a four year period virtually all pre-petition claims known on the confirmation date. With additional claims approved after that date considered, the fixed amount covered 94% of the final approved claims.

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

                             February 28, 1999

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


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

      Shares             Exercise Price
    --------             --------------
   2,400,000                  $ .50
   4,544,718                   1.00
      40,000                   1.25
     178,500                   1.50
   3,447,275                   2.00
      35,000                   2.50
     422,500                   3.00
      50,000                   3.25
      12,000                   5.00
  ----------
  11,129,993

The warrants will vest to the holders in various intervals ranging from issue date to three years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing. It now has several certifications for specific applications and has filed for five additional patents of which one was issued in 1998 and a second has been allowed so that a patent will be issued shortly. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as high-speed ferries, naval and commercial ships, wood product building components, concrete and structural steel column protections and automotive. In the high-speed ferry project, the Company's fire protection system recently passed stringent tests and was approved for use by Transport of Canada. In the nuclear power generating industry, an unrelated contractor has been awarded a contract to upgrade the fire protection of electrical cables at a large U.S. nuclear power plant specifying the Company's product. The first purchase order, valued at $100,000, to provide materials for that contract was shipped in the quarter ended February 28, 1999. Pre-production orders for about $10,000 were shipped for use in an application in the wood building products industry. The Company believes that additional orders in these two areas, as well as orders relative to several other projects, will be obtained in this fiscal year. Obstacles encountered in obtaining these orders are the continuing tests and approvals required, competition against well established and better capitalized companies, and the slow process of specifying new products in highly regulated industrial applications. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company's products perform their intended uses well and are beginning to be sold commercially in a form that is safe and easy to use. The Company intends to continue its research and testing efforts to meet new market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors.


COMPARISON SIX MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

The Company remained a development stage company. Sales of $115,900 for the six months ended February 28, 1999 represented an increase of $109,499 over the $6,401 of the comparable six-month period of the prior year. Cost of goods sold during the same periods were $47,300 compared to $2,880, resulting in a gross profit of $68,600 compared to $3,521 in the prior year. Selling, general and administrative expenses for the six months ended February 28, 1999 were $707,276 representing an increase of $96,193 or 16% from the $611,083 of the similar period of the prior year. Most categories of expense remained at relatively constant levels. The most significant change was an increase of $76,000 in marketing consulting fees. Administrative salaries were reduced by $47,000 which was partly offset by a $10,000 increase in a consulting expense category.

COMPARISON THREE MONTHS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

Sales of $108,740 for the three months ended February 28, 1999 represented an increase of $107,945 from the $795 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased $43,761 from $317 to $44,078 resulting in an increase in gross profit of $64,662 compared to $478. Selling, general and administrative expenses for the three months ended February 28, 1999 were $342,911, representing an increase of $32,213 or 10% from the $310,698 of the similar period of the prior year. Most categories of expense remained at relatively constant levels. The most significant change was an increase in marketing consulting fees of $21,000 and a reduction in administrative salaries of $15,000.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 1999 the Company had cash balances of $62,479. In order to fund continuing operations during the six months ended on that date, $480,000 was obtained by the private sales of unregistered common stock with warrants to a group of accredited investors. These funds were obtained under an agreement whereby up to this $480,000 would be invested in increments as required in exchange for 960,000 units consisting of one share of common stock and five-year warrants to purchase 2.5 shares of common stock at an exercise price of $.50 per share. Because of limited cash resources, the Company has deferred payment of $730,617 of the second, third and fourth installments of the Chapter 11 liability to unsecured creditors that were due prior to the balance sheet date. In order to meet those liabilities and meet working capital needs until more significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. On March 22, 1999, that same investment group agreed to provide up to an additional $800,000 in exchange for 1,111,112 investment units consisting of one share of common stock and warrants to purchase 2.5 shares of common stock at an exercise price of $.72 per unit.
At the stockholders' meeting on March 19, the number of authorized shares of common stock was increased from 25,000,000 to 50,000,000 which accommodates this transaction as well as other stock issuances that may be necessary. On March 30,1999, $130,000 was invested under this agreement. The investment group has advised the Company that it has in the past and will continue to file all reports with the SEC that it deems appropriate including Schedules 13D and Forms 3 and 4


YEAR 2000 ISSUE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 1999.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 5, 1999               NoFire Technologies, Inc.


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman and Chief
                                        Executive Officer