Form 10QSB
period 1999-05-31
NOFIRE TECHNOLOGIES INC
filed 1999-07-12
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended May 31, 1999

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 13,549,860 shares of Common Stock as of July 1, 1999.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of May 31, 1999
         and August 31, 1998                                 3

         Statements of Operations for the
         Nine Months ended May 31, 1999
         and 1998; and the Three Months ended
         May 31, 1999 and 1998                               5

         Statements of Cash Flows for the
         Nine Months ended May 31, 1999 and 1998             6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   13

         Signatures                                         13

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  1999          1998
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $   84,137    $  170,400
    Inventories                                  118,225        70,602
    Prepaid expenses and other current assets     18,555        12,251
                                               ---------    ----------
    Total Current Assets                         220,917       253,253
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           5,585         4,238
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,126,197 at May 31, 1999 and
      $900,000 at August 31, 1998                381,783       600,000
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $158,265 at May 31, 1999 and
      $126,613 at August 31, 1998                 52,756        84,409
    Security deposits                             19,836        19,836
                                              ----------     ---------
                                                 454,375       704,245
                                              ----------     ---------
                                              $  680,877    $  961,736
                                              ==========    ==========


See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  1999          1998
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,326,268      $ 803,811
    Accounts payable and accrued expenses        548,197        531,047
    Loans and advances payable to stockholders    34,405         57,750
    Deferred salaries                            650,226        542,526
    8% convertible debentures                    436,002        436,002
                                              ----------      ---------
                                               2,995,098      2,371,136
                                              ----------      ---------

SETTLED LIABILITIES, LESS CURRENT MATURITIES      85,879        658,363
                                              ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 13,334,582
       shares at May 31, 1999 and
       11,945,634 shares at August 31, 1998    2,666,916      2,389,127
    Capital in excess of par value               813,287        297,595
    Deficit accumulated in the development
      stage                                   (5,880,303)    (4,754,485)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,400,100)    (2,067,763)
                                              ----------     ----------
                                              $  680,877     $  961,736
                                              ==========     ==========


See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                      July 13, 1987
                                                                                        (Date of
                                          For the Nine Months     For the Three Months       Inception)
                                              Ended May 31,           Ended May 31,           through
                                            1999       1998         1999      1998          May 31,1999
                                        ----------   ---------    ---------   ---------      ----------
                                             (UNAUDITED)               (UNAUDITED)
NET SALES                               $ 122,696    $  18,626    $   6,796   $  12,225      $  562,337
                                        ----------   ----------   ---------   ---------      ----------
COSTS AND EXPENSES:
    Cost of sales                          50,358        8,782        3,058       5,903         310,923
    Write-down of excess inventory            -            -            -           -            35,000
    Selling, general and administrative 1,059,562      953,015      352,286     341,931       8,917,637
                                       ----------   ----------    ---------   ---------      ----------
                                        1,109,920      961,797      355,344     347,834       9,263,560
                                       ----------   ----------    ---------   ---------      ----------
LOSS FROM OPERATIONS                     (987,224)    (943,171)    (348,548)   (335,609)     (8,701,223)
                                       ----------   ----------    ---------   ---------      ----------
OTHER EXPENSES:
    Interest expense                      139,369      179,496       48,153      55,834         921,646
    Interest income                          (772)         -            (66)        -            (8,298)
    Reorganization items                      -            -            -           -           365,426
    Litigation settlement                     -            -            -           -           198,996
                                       ----------   ----------    ---------   ---------      ----------
                                          138,597      179,496       48,087      55,834       1,477,770
                                       ----------   ----------    ---------   ---------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM               (1,125,821)  (1,122,667)    (396,635)   (391,443)    (10,178,993)

DISCONTINUED OPERATIONS                       -            -            -           -        (1,435,392)
                                       ----------   ----------    ---------   ---------      ----------
LOSS BEFORE EXTRAORDINARY ITEM         (1,125,821)  (1,122,667)    (396,635)   (391,443)    (11,614,385)

EXTRAORDINARY ITEM - Gain on
  debt discharge                             -             -            -           -           507,952
                                       ----------   ----------    ---------   ---------      ----------
NET LOSS                              $(1,125,821) $(1,122,667)   $(396,635)  $(391,443)   $(11,106,433)
                                       ==========   ==========    =========   =========      ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          12,694,318   10,072,842   12,581,417  10,041,350
                                       ==========   ==========    =========   =========

EARNINGS (LOSS) PER SHARE              $    (0.09)  $    (0.11)      $(0.03)  $   (0.04)
                                       ==========   ==========    =========   =========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13, 1987
                                                                             (Date of
                                                  For the Nine Months        Inception)
                                                      Ended May 31,           through
                                                    1999       1998         May 31, 1999
                                                 ---------   ---------        ----------
                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $(1,125,821) $(1,122,667)    $(11,106,433)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization              258,275      257,081        1,385,141
        Extraordinary gain on debt discharge           -            -           (507,952)
        Amortization of interest expense for
          settled liabilities                       50,968      113,060          615,378
        Revaluation of assets and liabilities
          to fair value                                -            -            482,934
        Litigation settlement                          -            -            198,996
        Common stock released in exchange for
          services                                     -         69,200          131,700
        Write-down of excess inventory                 -            -             35,000
        Changes in operating assets and
          liabilities (net of effects from
          reverse purchase acquisition)
             Inventories                           (47,623)      12,730         (153,225)
             Prepaid expenses                       (6,304)      (1,412)         (18,555)
             Accounts payable and accrued
               expenses                             17,150       93,714        2,795,184
             Security deposits                       -              -            (19,836)
             Deferred salaries                     107,700      113,853          650,226
             Obligation from discontinued
                 operations                            -            -             51,118
                                                ----------    ---------       ----------
 Net cash flows from operating activities         (745,655)    (464,441)      (5,460,324)
                                                ----------    ---------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            (1,773)      (1,060)         (30,634)
   Increase in patent costs                         (7,980)         -           (139,270)
   Acquisition accounted for as a
     reverse purchase                                  -            -           (517,893)
                                               -----------    ---------       ----------
Net cash flows from investing activities            (9,753)      (1,060)        (687,797)
                                               -----------    ---------       ----------


See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                         July 13,1987
                                                                           (Date of
                                                For the Nine Months        Inception)
                                                     Ended May 31,          through
                                                  1999        1998        May 31, 1999
                                               ---------    ---------       ----------
                                                    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                       -            -            721,000
   Principal Payments on notes payable               -            -            (75,000)
   Principal Payment of settled liabilities     (100,991)    (281,851)      (2,650,034)
   Proceeds from issuance of common stock,
     net of related expenses                     793,481      756,579        6,980,772
   Proceeds from issuance of long-term debt          -            -            785,113
   Net loans and advances from stockholders      (23,345)      (3,250)          34,405
   Proceeds from issuance of 8% convertible
     debentures                                      -            -            436,002
                                              ----------   ----------       ----------
Net cash flows from financing activities         669,145      471,478        6,232,258
                                              ----------   ----------       ----------
NET CHANGE IN CASH                               (86,263)       5,977           84,137

CASH AT BEGINNING OF PERIOD                      170,400          505              -
                                              ----------   ----------       ----------
CASH AT END OF PERIOD                         $   84,137   $    6,482       $   84,137
                                              ==========   ==========       ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $   12,593   $    8,408       $   64,661
                                              ==========   ==========       ==========

Income taxes paid                             $      -     $      -         $      -
                                              ==========   ==========       ==========

Common stock issued in exchange
  for settlement of debt                      $   18,481   $  206,579       $  271,810
                                              ==========   ==========       ==========

Common stock issued in exchange
  for subscriptions receivable                $      -     $      -         $   95,000
                                              ==========   ==========       ==========

Common stock issued in exchange for
  services, net of unearned compensation      $      -     $   69,200       $  131,700
                                              ==========   ==========       ==========


See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 1999

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

                              May 31, 1999

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


NOTE 4 - Management's Actions to Overcome Operating and Liquidity
         Problems:

The Company's financial statements have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and obtaining additional financing.

The Company has a liability for settled claims payable to creditors in connection with the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 1999

Management believes that actions currently being undertaken to obtain significant sales contracts will provide it with the opportunity to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations. Agreements for future infusion of capital are discussed in the Management's Discussion of Liquidity and Capital Resources section.


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

      Shares             Exercise Price
    --------             --------------
   2,400,000                  $ .50
   1,024,303                    .72
   4,544,718                   1.00
      40,000                   1.25
     178,500                   1.50
   3,447,275                   2.00
      35,000                   2.50
     422,500                   3.00
      50,000                   3.25
      12,000                   5.00
  ----------
  12,154,296

The warrants will vest to the holders in various intervals ranging from issue date to three years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing. It now has several certifications for specific applications. Since August 1995, the Company has applied for seven patents, one of which was issued in 1998 and a second has been allowed so that a patent will be issued shortly. The other five are pending. Additionally, one patent was purchased in the current period. Continuing marketing efforts have brought the Company closer to achieving significant sales for applications in such diverse industries as high-speed ferries, naval and commercial ships, wood product building components, concrete and structural steel column protections, automotive, aircraft and consumer products. In the high-speed ferry project, the Company's fire protection system recently passed stringent tests and was approved for use by Transport of Canada. In the nuclear power generating industry, an unrelated contractor has been awarded a contract to upgrade the fire protection of electrical cables at a large U.S. nuclear power plant specifying the Company's product. The first purchase order, valued at $100,000, to provide materials for that contract was shipped in the quarter ended February 28, 1999. The second order, also valued at about $100,000, is scheduled for shipment in July 1999. Pre-production orders for about $10,000 were shipped or use in an application in the wood building products industry. The Company believes that additional orders in these two areas, as well as orders relative to several other projects, will be obtained in this fiscal year. Obstacles encountered in obtaining these orders are the continuing tests and approvals required, competition against well established and better capitalized companies, and the slow process of specifying new products in highly regulated industrial applications. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company's products perform their intended uses well and are beginning to be sold commercially in a form that is safe and easy to use. The Company intends to continue its research and testing efforts to meet new market opportunities. The number of manufacturing and quality control employees will increase with increased production. Generally, the salaried administrative and marketing staff is anticipated to remain constant with additional sales and marketing efforts provided by commissioned independent contractors. An additional full-time executive with strong industrial marketing experience is to begin employment in late July 1999.

COMPARISON NINE MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998

The Company remained a development stage company. Sales of $122,696 for the nine months ended May 31, 1999 represented an increase of $104,070 over the $18,626 of the comparable nine-month period of the prior year. Cost of goods sold during the same periods were $50,358 compared to $8,782, resulting in a gross profit of $72,338 compared to $9,844 in the prior year. Selling, general and administrative expenses for the nine months ended May 31, 1999 were $1,059,562 representing an increase of $106,547 or 11% from the $953,015 of the similar period of the prior year. Most categories of expense remained at relatively constant levels. The most significant changes were an increase of $53,300 in marketing consulting fees and $47,200 in legal fees mostly related to the infusion of new funds. Administrative salaries were reduced by $45,000 which was partly offset by a $5,000 increase in a consulting expense category.

COMPARISON THREE MONTHS ENDED MAY 31, 1999 AND MAY 31, 1998

Sales of $6,796 for the three months ended May 31, 1999 represented a decrease of $5,429 from the $12,225 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased $2,844 from $5,903 to $3,058 resulting in a 41% decrease in gross profit from $6,322 to $3,738. Selling, general and administrative expenses for the three months ended May 31, 1999 were $352,286, representing an increase of $10,355 or 3% from the $341,931 of the similar period of the prior year. Most categories of expense remained at relatively constant levels. The most significant changes were a $23,000 decrease in marketing consulting fees to $27,000 and an increase of $20,000 in legal fees mostly related to the infusion of new funds.


LIQUIDITY AND CAPITAL RESOURCES

At May 31, 1999 the Company had cash balances of $84,137. In order to fund continuing operations during the nine months ended on that date, $775,000 was obtained by the private sales of unregistered common stock with warrants to a group of accredited investors. Of these funds, $480,000 was obtained under an agreement whereby this amount would be invested in exchange for 960,000 units consisting of one share of common stock and five-year warrants to purchase 2.5 shares of common stock at an exercise price of $.50 per share. The additional $295,000 was obtained under a second agreement whereby up to $800,000 would be provided in exchange for 1,111,112 investment units consisting of one share of common stock and warrants to purchase 2.5 shares of common stock at an exercise price of $.72 per share. On July 1,1999, an additional $155,000 was invested under this agreement. At the stockholders' meeting on March 19, 1999 the number of authorized shares of common stock was increased from 25,000,000 to 50,000,000 to accommodate these transactions as well as other stock issuances that may be necessary in the future. Because of limited cash resources, the Company has deferred payment of $730,716 of the second, third and fouth installments of the Chapter 11 liability to unsecured creditors that were due prior to the balance sheet date. In order to meet those liabilities and meet working capital needs until more significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle dabt, and the sale of equity securities in public and private offerings. The investment group discussed above has advised the Company that it has in the past and will continue to file all reports with the SEC that it deems appropriate including Schedules 13D and Forms 3 and 4.


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

No reports on Form 8-K were filed during the quarter ended May 31, 1999.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: July 12, 1999               NoFire Technologies, Inc.


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman and Chief
                                        Executive Officer