Form 10KSB
period 1999-08-31
NOFIRE TECHNOLOGIES INC
filed 1999-11-18
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR   15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 1999

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


Issuer's revenues for its fiscal year ended August 31, 1999   $231,948


Aggregate market value of the voting stock held by
non-affiliates as of November 3, 1999                       $5,327,964


Number of shares of common stock outstanding as of as of
November 3, 1999                                            14,035,974


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

On August 6, 1991, the Company acquired 89% of the outstanding common stock of both No Fire Ceramic Products, Inc. and No Fire Engineering, Inc. (collectively the "No Fire Companies") in exchange for newly issued shares of PNF common stock together with an option to acquire the remaining 11% of such shares. Both these subsidiaries were dissolved in fiscal year 1997.

Under a Chapter 11 proceeding, the Bankruptcy Court confirmed a Plan of Reorganization for the Company, which became effective on August 11, 1995. Claims of creditors, to the extent allowed under the Plan, were required to be paid over a four year period. (See Note 4 to Consolidated Financial Statements, page F-11.)


BUSINESS OF THE COMPANY

The sole business of the Company is the development, manufacture and marketing of fire retardant products. The Company manufactures a fire retardant product for use as a coating material on many different kinds of substances to render them fire and heat resistant. The product can be manufactured in various liquid forms, specifically adapted for the particular substrate, application and degree of protection required; or as a textile product, typically a woven fiberglass material, coated with the NoFire liquid product.

The NoFire liquid product belongs to a class of materials called intumescents, which means that they expand in size when heated. Intumescents, which have been produced since the 1950's, have a high degree of fire retardation and add significant heat protection to a coated surface upon expansion. The major performance characteristics of intumescent products include: useful temperature range; degree of fire and heat protection; adhesion to substrate; degree of toxicity in both the liquid state and during combustion; amount of smoke developed during combustion; ease of application; durability; resistance to weather; and price. Early intumescent products, as well as many current products, have had significant deficiencies with respect to several of these important performance characteristics (primarily the degree of fire and heat protection, useful temperature range, and/or toxicity) that have limited their usefulness.

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

     Patent No. 4,879,320 - Intumescent Fire-Retardant Coating Material,
        issued November 7, 1989,
     Patent No. 4,965,296 - Intumescent Fire-Retardant and Electrically-
        Conductive Coating Material, issued October 23,1990 and
     Patent No. 5,723,515 - Intumescent Fire-Retardant Composition for
        High Temperature and Long Duration Protection, issued March 3,
        1998.

During fiscal years 1996 through 1999 the Company applied for eight additional United States Patents. One was issued and is listed above. Two others have been allowed and will be issued shortly.

During fiscal 1999 the Company purchased from a non-affiliate the following United States Patent for $7,980:

     Patent No. 4,956,218 - Fire Protection Blanket, issued September 11,
        1990.

Although the Company believes its patents are valid and enforceable, in the event of a challenge to their validity or an infringement of such patents, the Company's limited financial resources may restrict its ability to defend or enforce its rights under such patents in legal proceedings.

The NoFire products are potentially useful on many different substrates, including wood and wood products, metals (steel, aluminum, and various alloys), certain plastics, fabrics and textiles (fiberglass, natural and synthetic fibers). Industries that are presently using these types of product or are evaluating applications for them include construction, wood products manufacturing, public and private housing, hotels, maritime, automotive, airports, nuclear power plants and military. The Company is actively pursuing business opportunities in these and other markets, has passed numerous tests and obtained several certifications. The first orders for the Company's product in an application in a nuclear power plant have been received with the first shipments made in the second and fourth quarters of fiscal 1999. Additional shipments for this application are expected to be made in fiscal 2000.

MARKETING/DISTRIBUTION

The Company markets its products using several different methods, depending upon the applications, industry, product, or territory being targeted. These methods include: direct marketing; use of independent agents/distributors; and exclusive and nonexclusive licensing arrangements. Because the Company has limited resources, it relies primarily upon independent third parties to market and distribute its products.


COMPETITION

There are many types of fire retardant products in general use today for many different applications. In addition to intumescent products, ablative, insulative and cementitious products are used, depending on the particular application, severity of fire retardant requirements, weight, space restrictions, and cost. Competition for the NoFire products may include all of these types of fire retardants and will depend on the particular application targeted. Typically, each application has a product or fire retardant technique of choice, which is usually the least expensive fire protection that meets the necessary requirements. Among the Company's primary competitors (products) are: W.R. Grace & Co. (Monocote); Carboline Company (Pyrocrete, Pyrolite, Nullifire);
U.S. Gypsum (gypsum board); Stanchem Manufacturing (Albiclad); A/D Fireproofing (A/D Firefilm); PPG Industries (PittChar); DuPont (Nextel); Textron, Inc. (Chartek); Minerals Technology, Inc. (Firex); Herbert Co. (Unitherm); and various wood coatings manufactured by Albi, American Vamag, 3M, and DuPont. Such products may have a competitive advantage over the NoFire products because they either have an established share of the market, are well publicized and recognized, have passed the required tests and achieved the required approvals for use and/or are manufactured by substantial companies having far greater resources than the Company.


SOURCES OF SUPPLY

The NoFire liquid products are a blend of numerous liquids and solids, purchased from various third party suppliers. Several of such components are currently available only from a small number of suppliers. In the event that such suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of NoFire products could be interrupted. The Company has developed alternative sources of supply for components and intends to continue seeking additional alternatives as the demand for its products warrants.


MAJOR CUSTOMERS

The two largest customers during the most recent fiscal year represented 83% and 12% of total sales respectively. Sales to the larger customer are expected to be an important part of future revenues. Relations with that customer are good.

GOVERNMENT REGULATIONS AND APPROVALS; RESEARCH AND DEVELOPMENT

For most applications, fire retardant products are required to undergo testing for approvals by government or independent laboratories. These requirements are typically determined either by government agencies, such as the U.S. Nuclear Regulatory Commission, or nationally recognized organizations, such as the American Society for Testing and Material ("ASTM") or Underwriters Laboratories, Inc. ("UL"). Product development is continuing in many different areas, and the NoFire product has been tested and certified by independent laboratories for various applications in the areas of building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-2), transportation (NFPA 417, FAR 25.855(c)) utilities (ASTM E814-88 and IEEE 383), nuclear power plants (NRC Generic Letter 86-10 Supplement 1) and high-speed ferries (IMO A.754(18)). To date, the Company has not yet obtained approvals for use on such applications as structural steel, roofing and others. Such approvals must be obtained before the NoFire product can be used for any of these applications. There is no assurance that the NoFire product will satisfy these testing requirements or meet other performance criteria established by prospective customers. The Company conducts in-house fire and heat endurance tests exclusively for research and development and feasibility studies. These tests are used to develop applications and solutions to problems, but are not a substitute for tests by independent laboratories or government agencies that are generally required before the product can be sold for particular applications. The Company's direct costs for research and development(which has been conducted primarily by its president and chief technical officer, Dr. Gottfried, as a part of his overall duties) have not been material and have not been segregated for accounting purposes.


EMPLOYEES

As of November 3, 1999, the Company had seven employees, five of whom were full-time employees.


Item 2.  DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial
Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space at an approximate monthly rental of $8,750 pursuant to a lease expiring February 29, 2000.

Item 3.  LEGAL PROCEEDINGS

As a result of the bankruptcy reorganization proceeding described in
Item 1, until unsecured creditors whose claims were recognized in the Plan are paid in full, the Bankruptcy Court has continuing jurisdiction relative to (i) the approval and payment of certain claims and expenses and (ii) the disposition of the two patents owned by the Company at the time of the bankruptcy.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               None


                                PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  MARKET INFORMATION
The Company's shares are quoted on the "OTC Bulletin Board". The National Quotation Bureau reported the following high and low bid quotations which reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                          1998-1999             1997-1998
     Quarter Ended      High      Low         High      Low
     -------------      ----      ---         ----      ---
     November 30       $0.938    $0.36       $1.063    $0.625
     February 28       $0.938    $0.656      $1.969    $0.75
     May 31            $0.938    $0.531      $1.813    $0.938
     August 31         $0.688    $0.469      $1.50     $0.688

     (b)  HOLDERS
As of November 3, 1999, there were approximately 300 holders of record of the Company's outstanding Common Stock.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Since emerging from Chapter 11 bankruptcy on August 11, 1995, the Company has continued product development and application testing. As a result, several certifications have been obtained for specific applications, eight additional patent applications have been filed: one of those has resulted in a new patent and two others have been allowed but not yet issued. Marketing efforts to develop new applications and establish new customers have continued. Several efforts undertaken by the Company should assist it in creating greater sales in fiscal 2000 and beyond. The results of those efforts include: highest rated intumescent product in U.S. Navy tests; receipt of an MEA (Materials and Equipment Acceptance Division) acceptance from the City of New York and specification by its Department of Housing Preservation and Development; approval by the State Fire Marshall of California; successful demonstration at Omega Point Laboratories of heat barrier and upgrades for applications in the nuclear power generating industry with the first orders placed in fiscal 1999; successful passage of IMO A.754(18) for sixty-minute structural fire protection for high-speed ferry boats; passage of UL723 Classification by Underwriters Laboratories for use in construction; passage of Uniform Building Code 8-2 on sheet rock and plywood; passage of IEEE 383 standard test on electrical cables for use in utilities; passage of fire spread tests for coated fiberboard panels and successful demonstration in laboratory tests of underbody protection for automobiles. The greatest obstacles to obtaining major sales contracts are the multitude of tests and approvals required, competition against well established and better capitalized companies, cost, and the slow process of specifying a new product in highly regulated applications. The Company intends to continue its research efforts to develop and improve its products to meet market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional sales support is expected to be provided by commissioned independent agents.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal years 1998 and 1999, funds required to continue the Company's product development and marketing efforts were provided by the private sale of common stock with warrants in the amounts of $1,800,000 in fiscal 1998 and $1,280,000 in fiscal 1999. Of the private sales in fiscal 1998, $1,250,000 was to the group of accredited investors discussed below. All of such sales in fiscal 1999 were to that group.

Because of limited cash resources, the Company has deferred payment of $722,052 from the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997 and 1998. As of November 3, 1999, it has deferred an additional $589,106 of the installment due in late September 1999. Of the delinquent amounts, $790,686 is due to officers and directors. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company's continued viability will depend on alternative sources of funding including exercise of warrants and sale of debentures and/or equity securities in a public offering or private investment transactions.

On June 15, 1998, a group of accredited investors agreed, in addition to amounts previously invested in 1998, to invest $650,000 at their option or when certain sales criteria are met. If that total amount is invested, the Company will issue 866,667 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.75 per share expiring in five years from date of issue. That agreement remains in effect.

In fiscal 1999, under a supplemental agreement dated October 26, 1998, that same group invested an additional $480,000 which entitled the investors to 960,000 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.50 per share expiring in five years from date of issue.

Also in fiscal 1999, under a second supplemental agreement dated March 22, 1999, that same group invested an additional $800,000 which entitled the investors to 1,111,112 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.72 per share expiring in five years from date of issue.

In fiscal 1999, shipments of $190,000 were made to an unrelated contractor holding a contract to apply the Company's products in a nuclear power plant. The total requirement of the Company's material for that contract is estimated at $650,000 and the contractor has advised the Company that there is a revised completion date of April 2000. The anticipated balance to be ordered and shipped in the first half of fiscal 2000 is about $460,000. Management believes that contracts for this application will be granted by other nuclear power plants as this new product becomes accepted in the industry. As a result of this opportunity and several others that are continuing to fruition, the Company anticipates increasing sales in fiscal 2000.

There is no assurance that revenues from sales, and/or sales of additional units of stock and warrants will be sufficient to fund the Company's cash requirements in the future.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 1999 AND 1998

The Company remained a development stage company in fiscal year 1999. Sales of $231,948 represented an increase of $192,274 or 485% from the $39,674 in the prior year.

The net loss of $1,541,642 for fiscal year 1999 was $21,800 or 1.4% greater than the loss of $1,519,842 in the prior year.

The write-down of excess inventory of $35,000 in fiscal 1998 was not required in fiscal 1999. The reserve for excess inventory was considered reasonable at the end of the fiscal year.

General and administrative expenses of $1,467,701 in fiscal year 1999 were $118,662 or 9% more than the prior year. Most expenses were comparable to that of the prior year. The major increases were $24,000 or 8.5% in administrative salaries, $11,000 in travel costs from new marketing efforts, $43,000 or 114% for legal fees resulting from several minor one-time issues including developing a contract with the new Chief Executive Officer, $25,000 or 78% in accelerated activities related to patents, and a new expense of $12,000 for the annual meeting, The largest decrease was $43,000 in deferred officer's salaries which ended in May 1999 when full salaries were restored.

Interest expense of $191,346 was $25,399 or 12% less than the prior year. Accounting rules relating to future annual payments of Chapter 11 claims require that such claims be stated at their net present value. As a result, the Company recognizes interest expense over the scheduled repayment term of the claims. The expense recognized was $124,474 in fiscal year 1998 and $70,112 in fiscal year 1999. This $54,362 decrease was principally offset by an increase of $31,063 to $77,134 in interest charged on late payment of legal fees.


Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 1999, together with the report thereon by the Company's independent auditors, Wiss & Company, LLP, ("Wiss"), are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

Dr. Samuel Gottfried          53        Director, President,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Robert Rand Isen              41        Director and Chief
                                        Executive Officer

Bernard J. Koster             66        Director

Gerald H. Litwin              57        Director

Alphonso Margino              61        Vice President
                                        and Secretary

Sam Oolie                     63        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer
                                        and Treasurer

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

Robert Rand Isen
     Mr. Isen was named as a director on July 6, 1999 and became Chief Executive Officer on July 26, 1999. From 1997 to 1999 he was General Manager and Vice President of Perfecseal, Inc., a Bemis Company, a provider of medical packaging. From 1986 to 1997 Mr. Isen was General Counsel and Senior Vice President of Paramount Packaging Corporation, a provider of flexible packaging for consumer and food products which was sold to the Bemis Company in 1997. Mr. Isen holds a JD Degree from Boston University School of Law.

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

Alphonso Margino
     On June 15, 1998 Mr. Margino was appointed to the board and named to the offices of Vice President and Secretary. He resigned from the board on November 24, 1998. Until August 11, 1995, Mr. Margino was Vice Chairman of the Board and President of a former subsidiary of the Company. In the interim period, he continued to be associated with the Company in marketing capacities.

Sam Oolie
     Mr. Oolie has served as a Director of the Company since September, 1993, as Chairman of the Board since August 16, 1995, and as Chief Operating Officer since July 26, 1999. He was Chief Executive Officer from August 16, 1995 to July 26, 1999. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privately owned investment company. Mr. Oolie also serves as a Director of Avesis, Inc., a provider of optical and dental services to employee groups, since March, 1985; Comverse Technology, Inc., a manufacturer of voice storage and forwarding systems and message management computer services, since May, 1985; and NCT Group, Inc., a company developing and manufacturing electronic noise cancellation devices, since April, 1987.

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


The Board of Directors of the Company has established an Executive Committee (Dr. Gottfried and Mr. Oolie), an Audit Committee (Mr. Koster and Mr. Litwin), and a Compensation Committee (Mr. Koster, Mr. Litwin and Mr. Oolie). The Executive Committee met several times during fiscal 1999.


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 1999, 1998 and 1997, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.

                         SUMMARY COMPENSATION TABLE

                    For the Years Ended August 31, 1999, 1998 and 1997

Name and               Year Ended   Salary  Salary       Options  All Other
Principal Position     August 31    Paid    Deferred(1)  SAR's    Compensation
------------------     ----------   ------  -----------  -----    ------------
Sam  Oolie                1999      $80,812   $57,700     None       None
Chairman  of the Board,   1998      $59,550   $75,010     None       None
Chief Operating Officer   1997      $53,118   $75,010     (2)        None
since July 26, 1999 and
Chief Executive Officer
until July 26, 1999

Robert Rand Isen          1999      $20,769      None     (3)        None
Chief Executive Officer
since July 26, 1999

Samuel Gottfried          1999     $115,255   $30,760     None       None
President and Chief       1998      $99,565   $39,998     None       None
Technical Officer         1997      $98,820   $39,998     (2)        None

Alfonso Margino           1999      $58,317   $19,240     (2)        None
Vice President and        1998      $52,142   $25,012     None       None
Secretary since           1997      $51,942   $25,012     (2)        None
June 15, 1998

Note (1) Amounts shown as salary deferred for fiscal years 1999, 1998 and 1997 represent amounts payable to such executives in the future commencing when the Company achieves sales at an annualized rate over $2 million and such payments are authorized by the Board of Directors. The deferrals ended during fiscal 1999.

Note (2) At a meeting of the Company's Board of Directors held on June 18, 1997, the Board authorized the issuance of five-year warrants at an exercise price of $2.00 per share with immediate vesting to Mr. Oolie, 300,000 shares; Dr. Gottfried, 160,000 shares and Mr. Margino, 100,000 shares. On November 24, 1998 the Executive Committee authorized the issuance of a five-year warrant to Mr. Margino for 5,000 shares at an exercise price of $1.50 per share with immediate vesting.

Note (3) On July 6, 1999 the Board of Directors approved the issuance to Mr. Isen of three warrants for the Company's common stock, all of which were issued on July 26, 1999. One warrant is for 800,000 shares, runs for seven years with an exercise price of $0.5625 and vests at 200,000 shares on each anniversary date of employment. Another warrant for 800,000 shares runs for four years with an exercise price of $1.50 and vests when the price of the Company's common stock exceeds $5.00 per share for sixty consecutive trading days. The final warrant for 800,000 shares runs for four years with an exercise price of $3.00 and vests when the price of the Company's common stock exceeds $10.00 per share for sixty consecutive days.

EMPLOYMENT AGREEMENTS

The Company has one employment agreement in effect. An agreement to employ Robert Rand Isen as Chief Executive Office became effective July 26, 1999 and runs for four years from that date, terminable by the Company at any time, with or without defined cause. Compensation consists of a base annual salary of $200,000 and an incentive bonus payable at the end of the thirteenth month of employment of $25,000, or $50,000 if net sales reach $4,000,000 with operating margins of 50% or more. Additionally under the contract, three warrants were granted which are described in Note (3) to the compensation table above.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 3, 1999 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      ---------------------
Sam Oolie                        1,900,000                13.25%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 1,760,000                12.06%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                   293,000                 2.07%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  146,300                 1.04%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                   145,000                 1.02%
Two University Plaza
Hackensack, NJ  07601

Robert Downey  (3)               2,362,726                15.03%
755 Park Avenue
New York, NY  10021

Edward Kaplan                      716,666                 5.02%
1000 Connecticut Avenue, NW
Washington, DC  20036

NF Partners  (3)                 7,256,949                37.76%
667 Madison Avenue
New York, NY  10021


All officers and directors       4,244,300                27.91%
as a group (five persons)

Note (1) Shares Beneficially Owned includes fully vested warrants in the following amounts: Oolie 300,000; Gottfried 560,000; Margino 105,000; Koster 62,500; Litwin 145,000; Downey 1,687,661; Kaplan 250,000; and NF
Partners 5,183,535

Note (2) As of November 3,1999, there were 14,035,974 shares of Common Stock issued and outstanding. Percentage of Class for all officers and directors as a group is computed on 15,208,474 shares which includes 1,172,500 shares exercisable within 60 days pursuant to warrants owned by all the persons included.

Note (3) Mr. Downey and NF Partners are members of a group of accredited investors who entered into agreements on June 16, 1998, October 28, 1998 and March 22, 1999 to purchase units consisting of common stock and warrants for common stock as described in the section on liquidity and capital resources. Forms 13D, which included as exhibits the full text of the agreements, were filed with the SEC for each purchase under the agreements.


COMPLIANCE WITH SECTION 16(A) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31,1999, the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of loans made to fund the Company's operations during its trusteeship under the Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,947 to Mr. Oolie, and $10,918 to Mr. Koster. No payments have been made against these balances which are included in the Company's liability for settled claims at net present value.

On June 18,1997, the Company's Board of Directors authorized the issuance of warrants to Mr. Oolie, Dr. Gottfried, Mr. Margino, Mr. Koster, and Mr. Litwin entitling such holders to purchase respectively 300,000, 160,000, 100,000, 25,000 and 25,000 shares of the Company's Common Stock at a price of $2.00 per share. On January 21, 1999 the board authorized the issuance of warrants to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company's Common Stock at a price of $1.25 per share. All of these warrants are included in the warrants outstanding as noted in
Item 11, Note 1.

Mr. Litwin is the principal of the law firm of Gerald H. Litwin, P.A., which served as the Company's general counsel to November 4, 1996, and continues to provide certain legal services to the Company. The Company is obligated to that firm in the amount of $416,677 which includes fees for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings. Interest has been accrued on unpaid balances since fiscal 1997. Expenses of fiscal 1998 were $28,727 for legal services and $46,071 for interest charges, and in fiscal 1999, $51,297 in fees and $77,134 in interest charges. In addition, Litwin & Holsinger, the predecessor firm, filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Independent Auditors' Report                             F-2

    Financial Statements:

      Balance Sheet as of August 31, 1999                    F-3

      Statements of Operations for the Years
        Ended August 31, 1999 and 1998 and
        the period July 13, 1987 (date of
        inception) through August 31, 1999                   F-4

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the Years Ended August 31,
        1989 through August 31, 1999                      F-5 to F-6

      Statements of Cash Flows for the Years
        Ended August 31, 1999 and 1998 and
        the period July 13, 1987 (date of
        inception) through August 31, 1999                   F-7

      Notes to Financial Statements                      F-8 to F-16


2.  EXHIBITS

     None


3.  REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: November 16, 1999                 By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie,
                                        Chairman of the Board,
                                        Chief Operating Officer
                                        and Treasurer

Date: November 17, 1999                 By: /s/ Robert Rand Isen
                                        ------------------------
                                        Robert Rand Isen,
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                November 16, 1999
Samuel Gottfried, Director


/s/ Robert Rand Isen
-----------------------------               November 17, 1999
Robert Rand Isen, Director


/s/ Bernard J. Koster
-----------------------------               November 17, 1999
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               November 17, 1999
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               November 16, 1999
Sam Oolie, Director

                      INDEX TO FINANCIAL STATEMENTS






                                                               Page
                                                               ----

Report of Independent Auditors                                  F-2


Financial Statements:


     Balance sheet at August 31, 1999                           F-3


     Statements of operations for the years ended
      August 31, 1999 and 1998 and the period July 13,
      1987 (date of inception) through August 31, 1999          F-4


     Statements of changes in stockholders' equity
      for the years ended August 31, 1989 through
      August 31, 1999                                       F-5 to F-6


     Statements of cash flows for the years ended
      August 31, 1999 and 1998 and the period July 13,
      1987 (date of inception) through August 31, 1999          F-7


     Notes to financial statements                         F-8 to F-16

                        INDEPENDENT AUDITORS' REPORT


Board of Directors
NoFire Technologies, Inc.


We have audited the accompanying balance sheet of NoFire Technologies, Inc. (A Development Stage Company) as of August 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended August 31, 1999 as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. at August 31, 1999, and the results of its operations and its cash flows for the aforementioned periods in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred substantial losses from operations since inception and at August 31, 1999 had a stockholders' deficiency of $2,330,715 and a working capital deficiency of $2,682,561. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                             WISS & COMPANY, LLP


Livingston, New Jersey
October 18, 1999

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                         BALANCE SHEET
                        AUGUST 31, 1999

                            ASSETS

CURRENT ASSETS:
   Cash                                            $   338,089
   Inventories                                          91,003
   Prepaid expenses and other current assets            43,397
                                                   -----------
      Total Current Assets                                        $   472,489

EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $25,451                                                            7,333

OTHER ASSETS:
   Patents, less accumulated amortization
     of $1,201,596                                     306,384
   Excess of reorganization value over net assets,
     less accumulated amortization of $168,817          42,205
   Security deposits                                    19,836
                                                    ----------
                                                                      368,425
                                                                   ----------
                                                                  $   848,247
                                                                   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Current portion of settled liabilities          $ 1,395,037
   Accounts payable and accrued expenses               647,535
   Loans and advances payable to stockholders           26,250
   Deferred salaries                                   650,226
   8% convertible debentures                           436,002
                                                    ----------
      Total Current Liabilities                                    $3,155,050

SETTLED LIABILITIES, LESS CURRENT MATURITIES                           23,912

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock $.20 par value:
   Authorized - 50,000,000 shares
     Issued and outstanding - 14,035,974 shares      2,807,195
   Capital in excess of par value                    1,158,217
   Deficit accumulated in the development stage     (6,296,127)
                                                    ----------
      Total Stockholders' Equity (Deficiency)                      (2,330,715)
                                                                   ----------
                                                                  $   848,247
                                                                   ==========

             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                                                July 13, 1987
                                                           (Date of Inception)
                                     Year Ended August 31,         Through
                                      1999           1998      August 31, 1999
                                    ----------     ----------      ----------
NET SALES                          $   231,948    $    39,674     $   671,589
                                    ----------     ----------      ----------
COSTS AND EXPENSES:
   Cost of sales                       116,729         17,853         377,294
   Write-down of excess inventory         -            35,000          35,000
   General and administrative        1,467,701      1,349,039       9,325,776
                                    ----------     ----------      ----------
                                     1,584,430      1,401,892       9,738,070
                                    ----------     ----------      ----------
LOSS FROM OPERATIONS                (1,352,482)    (1,362,218)     (9,066,481)
                                    ----------     ----------      ----------
OTHER EXPENSES (INCOME):
   Interest expense                    191,346        216,745         973,623
   Interest income                      (2,186)          (752)         (9,712)
   Reorganization items                   -              -            365,426
   Litigation settlement                  -              -            198,996
                                    ----------     ----------      ----------
                                       189,160        215,993       1,528,333
                                    ----------     ----------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM            (1,541,642)    (1,578,211)    (10,594,814)

DISCONTINUED OPERATIONS                   -              -         (1,435,392)
                                    ----------     ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM      (1,541,642)    (1,578,211)    (12,030,206)

EXTRAORDINARY ITEM -
   Gains on debt discharge                -            58,369         507,952
                                    ----------     ----------      ----------
NET LOSS                           $(1,541,642)   $(1,519,842)   $(11,522,254)
                                    ==========     ==========      ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                12,901,549     10,483,170
                                    ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:
   Loss before extraordinary item  $      (.12)   $      (.15)
   Extraordinary item                     -               .01
                                    ----------     ----------
   Net loss                        $      (.12)   $      (.14)
                                    ==========     ==========


             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                       Deficit
                                                 Common Stock                        Accumulated
                                           ------------------------    Capital        During the
                                           Number of                  in Excess      Development
                                             Shares        Amount    of Par Value        Stage
                                           ----------    ----------    ----------   ------------
BALANCES, SEPTEMBER 1, 1988                      -      $      -      $      -     $        -
YEAR ENDED AUGUST 31, 1989:
   Issuance of common stock                     3,000         1,500          -              -
   Net loss                                      -             -             -           (45,844)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1989                       3,000         1,500          -           (45,844)
YEAR ENDED AUGUST 31, 1990:
   Issuance of common stock                        50         1,000          -              -
   Net loss                                      -             -             -          (278,916)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1990                       3,050         2,500          -          (324,760)
YEAR ENDED AUGUST 31, 1991:
   Adjustment due to reverse
     acquisition                               (3,050)       (2,500)        2,500           -
   Acquisition accounted for
     as a reverse purchase                  3,071,659           307          (307)      (517,893)
   Net loss                                      -             -             -          (592,276)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1991                   3,071,659           307         2,193     (1,434,929)
YEAR ENDED AUGUST 31, 1992:
   Issuance of common stock                   394,736            39     2,252,860           -
   Net loss                                      -             -             -        (1,414,562)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1992                   3,466,395           346     2,255,053     (2,849,491)

YEAR ENDED AUGUST 31, 1993
   Net loss                                      -             -             -        (1,357,669)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1993                   3,466,395           346     2,255,053     (4,207,160)
YEAR ENDED AUGUST 31, 1994
   Net loss                                      -             -             -          (699,650)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1994                   3,466,395           346     2,255,053     (4,906,810)
YEAR ENDED AUGUST 31, 1995
   Shares cancelled in connection
     with the consummation of the
     reorganization plan                   (3,466,395)         (346)   (2,255,053)          -
   Net loss                                      -             -             -          (837,210)
   Effect of adoption of
     fresh-start reporting                       -             -       (2,814,258)     5,744,020
   Shares issued in connection
     with debt discharge at
     $.25 per share                           187,000        37,400         9,350           -
   Shares issued in connection
     with reorganization plan
     at $.25 per share                      8,000,000     1,600,000       400,000           -
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1995                   8,187,000     1,637,400    (2,404,908)          -



             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (Concluded)

                                                                                       Deficit
                                                 Common Stock                        Accumulated
                                           ------------------------    Capital        During the
                                           Number of                  in Excess      Development
                                             Shares        Amount    of Par Value        Stage
                                           ----------    ----------    ----------   ------------
YEAR ENDED AUGUST 31, 1996
   Issuance of common stock
     under private placement
     at $1 per share                          300,000   $    60,000   $   240,000  $        -
   Issuance of common stock in
     exchange for services at
     $1 per share                              62,500        12,500        50,000           -
   Net loss                                      -             -             -        (1,634,802)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1996                   8,549,500     1,709,900    (2,114,908)    (1,634,802)
YEAR ENDED AUGUST 31, 1997:
   Issuance of common stock under
     private placement at a range
     of $.75 to $1 per share                1,117,700       223,540       869,160           -
   Net loss                                      -             -             -        (1,599,841)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1997                   9,667,200     1,933,440    (1,245,748)    (3,234,643)
YEAR ENDED AUGUST 31, 1998:
   Issuance of common stock under
     private placement at $.90
     per share, net of expenses
     of $76,745                             1,388,884       277,777       895,474           -
   Issuance of common stock under
     private placement at $1 per share        550,000       110,000       440,000           -
   Issuance of common stock in
     exchange for services at a
     range of $.50 to $1 per share            119,200        23,840        45,360           -
   Shares issued in connection with
     debt discharge at a range of
     $.89 to $1 per share                     220,350        44,070       162,509           -
   Net loss                                      -             -             -        (1,519,842)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1998                  11,945,634     2,389,127       297,595     (4,754,485)
YEAR ENDED AUGUST 31, 1999
   Issuance of common stock under
     private placements at a range
     of $.50 to $.72 per share,
     net of expenses of $19,793             2,071,115       414,223       845,986           -
   Shares issued in connection with
     debt discharge at a range of
     $.95 to $.99 per share                    19,225         3,845        14,636           -
   Net loss                                      -             -             -        (1,541,642)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1999                  14,035,974   $ 2,807,195   $ 1,158,217    $(6,296,127)
                                           ==========    ==========    ==========   ============


             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS

                                                                           July 13, 1987
                                                                       (Date of Inception)
                                             Year Ended August 31,            Through
                                              1999           1998         August 31, 1999
                                            ----------     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(1,541,642)   $(1,519,842)     $(11,522,254)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization             344,628        342,775         1,471,494
     Extraordinary gain on debt discharge         -           (58,369)         (507,952)
     Amortization of interest expense for
       settled liabilities                      70,112        124,471           634,522
     Revaluation of assets and liabilities
       to fair value                              -              -              482,934
     Litigation settlement                        -              -              198,996
     Common stock issued in exchange
       for services                               -            69,200           131,700
     Write-down of excess inventory               -            35,000            35,000
     Changes in operating assets and
       liabilities (net of effects from
       reverse purchase acquisition):
         Inventories                           (20,401)        (8,760)         (126,003)
         Prepaid expenses                      (31,146)         2,842           (43,397)
         Accounts payable and accrued
           expenses                            116,488         95,560         2,894,522
         Security deposits                        -            (1,363)          (19,836)
         Deferred salaries                     107,700        151,548           650,226
         Obligation from discontinued
           operations                             -              -               51,118
                                            ----------     ----------        ----------
            Net cash flows from
             operating activities             (954,261)      (766,938)       (5,668,930)
                                            ----------     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                          (3,923)        (1,060)          (32,784)
 Increase in patent costs                       (7,980)          -             (139,270)
 Acquisition accounted for as a
   reverse purchase                               -              -             (517,893)
                                            ----------     ----------        ----------
            Net cash flows from
             investing activities              (11,903)        (1,060)         (689,947)
                                            ----------     ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable                      -              -              721,000
 Principal payments on notes payable              -              -              (75,000)
 Principal payments on settled
   liabilities                                 (94,856)      (769,308)       (2,643,899)
 Proceeds from issuance of common
   stock, net of related expenses            1,260,209      1,723,251         7,447,500
 Proceeds from issuance of long-term debt         -              -              785,113
 Payments on advances from stockholder         (31,500)       (13,250)          (44,750)
 Loans and advances received from
   stockholders                                   -              -               79,053
 Interest accrued on loans from
   stockholder                                    -            (2,800)           (8,053)
 Proceeds from issuance of 8%
   convertible debentures                         -              -              436,002
                                            ----------     ----------        ----------
            Net cash flows from
             financing activities            1,133,853        937,893         6,696,966
                                            ----------     ----------        ----------
NET CHANGE IN CASH                             167,689        169,895           338,089

CASH AT BEGINNING OF YEAR                      170,400            505              -
                                            ----------     ----------        ----------
CASH AT END OF YEAR                        $   338,089    $   170,400       $   338,089

                                            ==========     ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $    16,953    $     8,390       $    62,374
                                            ==========     ==========        ==========
  Income taxes paid                        $      -       $      -          $      -
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for settlement of debt                 $    18,481    $   206,579       $   271,810
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for subscriptions receivable           $      -       $      -          $    95,000
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for services                           $      -       $    69,200       $   131,700
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

     Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $828 and $571 for the years ended August 31, 1999 and 1998, respectively.

     Intangible Assets - Patents and the excess of reorganization value over net assets are amortized on a straight-line basis over 5 years. Amortization expense totaled $343,800 and $342,204 for the years ended August 31, 1999 and 1998, respectively.

     Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation, imputed interest on settled claims and net operating loss carryforwards.

     Concentration of Credit Risk - The Company maintains a cash balance with a brokerage firm which is insured by the Securities Investor Protection Corporation up to $100,000. The uninsured balance totalled approximately $225,000 at August 31, 1999.

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


NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT'S ACTIONS TO OVERCOME OPERATING AND LIQUIDITY PROBLEMS:

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, obtaining additional financing or receiving additional capital.

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

     On August 31, 1999, the Company had a net book value recorded for patents and excess of reorganization value over net assets totaling $348,589. Future recoverability of these intangible assets continues to be evaluated. During August 1997, the Company conducted an independent appraisal of its patents by a valuation specialist to ascertain future recoverability. The appraisal report assessed marketability of the Company's product to customers and, in

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

the alternate, marketability of the patents to outside parties possessing the ability to utilize the technology supported in the intangibles.

     During 1998, the Company's product was approved for application in a nuclear power plant facility under a contract awarded to an unrelated contractor. The contractor is not required to purchase defined quantities at defined time intervals from the Company. Based on job specification estimates, the Company anticipates total sales to approximate $643,000. For the year ended August 31, 1999, the Company realized approximately $193,000 in sales from this contract with the balance expected to be realized in the fiscal year ending August 31, 2000.

     As discussed in Note 4, the Company has a liability for settled claims payable to creditors and has incurred accrued expenses in connection with its reorganization. Certain settled claims due on September 27, 1996 through 1999 remain unpaid. As discussed in Note 6, the Company's convertible debentures matured on January 31, 1999. Without additional financing/capital or the achievement of profitable operations, funds for repayment of these obligations would not be available.

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


NOTE 3 - INVENTORIES:

     Inventories at August 31, 1999 consist of the following:

              Raw material       $  66,182
              Finished goods        24,821
                                 ---------
                                 $  91,003
                                 =========

     At August 31, 1998, the Company evaluated the components of its inventory including, among other issues, the future marketability of its previously manufactured product given its history of sales. As discussed in
Note 2, the Company has had its product approved for use under a contract awarded to an unrelated contractor for application in a nuclear power plant. However, the product purchased for application by the contractor must be produced under the contractor's direct supervision. As a result, a portion of the Company's finished goods inventory was deemed, at August 31, 1998, to require a write-down for excess inventory of $35,000. The Company continues to evaluate its inventory for future usage in its normal course of business.

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SETTLED CLAIMS:

     Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 1999, settled liabilities are payable as follows:

           Year Ending August 31,
           ----------------------
                     2000               $1,395,037
                     2001                   23,912
                                        ----------
                                        $1,418,949
                                        ==========

     During the years ended August 31, 1999 and 1998, the following transactions were consummated for settlement of outstanding claims:

          During October of 1998, the Company settled outstanding claim obligations with three claimants. The claims, totalling approximately $19,000, were settled in exchange for the issuance of approximately 19,000 shares of the Company's common stock and warrants for the same number of shares of common stock. The warrants are exercisable at a price of $2 per share over a five year period.

          During March and April of 1998, the Company settled outstanding claim obligations with four claimants. The claims, totalling approximately $199,000, were settled in exchange for the issuance of approximately 214,000 shares of the Company's common stock and warrants for the same number of shares of common stock. The warrants are exercisable at a price of $2 per share over a five year period.

     No gain or loss has been recognized for the extinguishment of these liabilities since the market price of the stock and warrants issued at the time of settlement approximated the debt outstanding.

     The claims settled were payable by the Company through September 27, 1999 and during the year ended August 31, 1999, the Company repaid approximately $95,000 towards settled claims.

     The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1996 through 1999 in the gross amount of approximately $1,369,000. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

             Legal fees                  $460,174
             Interest                     123,648
             Payroll and payroll taxes     33,715
             Other                         29,998
                                         --------
                                         $647,535
                                         ========


NOTE 6  - CONVERTIBLE DEBENTURES:

     During the year ended August 31, 1996 the Company issued, to various accredited investors, $436,000 in 8% convertible debentures which matured on January 31, 1999.

     The debentures entitled the holders, on or before December 30, 1998, to convert the debt into common stock at a rate of one share for each $1 principal amount plus any outstanding accrued interest. No debentures were converted and unpaid interest has been accrued in the amount of $123,000.

     As of August 31, 1999, the Company has not paid these obligations, however it continues to accrue interest. Repayment of this debt is not possible without increased sales, obtaining additional financing or the receipt of additional capital.


NOTE 7  - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

     At August 31, 1999, the present value of settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $791,000, all of which are delinquent (Note 4).


NOTE 8  - COMMITMENTS AND CONTINGENCIES:

     Lease - The Company's lease of its facility expires on February 29, 2000 with total lease commitments for the six months then ended approximating $52,000.

     Rent expense, inclusive of taxes and insurance, was approximately $104,000 and $98,000 for the years ended August 31, 1999 and 1998, respectively.

     Employment Contract - On June 25, 1999, the Company entered into an employment contract for its chief executive officer. The contract commenced

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

on July 26, 1999, and continues in effect for a period of four years, with termination by the Company of the officer's employment at any time, with or without cause (as defined).

     Compensation under the terms of the contract includes a base salary of $200,000 per annum with an incentive bonus due at the end of the thirteenth month of employment as follows:

          $50,000 if the Company achieves net sales during the first anniversary period of employment of at least $4,000,000 with operating margins of at least 50%.

          $25,000 if the previously defined sales and gross margin goals are not realized.

     The Company granted three warrants for the purchase of the Company's common stock pursuant to the execution of this contract as follows:

          Warrants for 800,000 shares vesting at a rate of 200,000 shares on each anniversary following the commencement of employment at an exercise price of $0.5625 per share which was the closing price of the Company's common stock at July 26, 1999. The warrants expire seven years from the date of issuance.

          Warrants for 800,000 shares vesting if, at any time during the four year employment term, the closing price of the Company's common stock equals or exceeds $5.00 per share for sixty consecutive trading days. The exercise price is $1.50 per share.

          Warrants for 800,000 shares vesting if, at any time during the four year employment term, the closing price of the Company's common stock equals or exceeds $10.00 per share for sixty consecutive trading days. The exercise price is $3.00 per share.

     Consulting Agreements -

          Effective July 1, 1999, the Company entered into an agreement, expiring June 30, 2000, whereby a consultant is to provide among other services, assistance in the sale of the Company's products to targeted market sectors. As compensation for its services, the consultant is to receive $3,000 per month as well as 12,000 shares of common stock in the form of five year warrants exercisable at $1.25 per share. The warrants vest in quarterly increments through June 30, 2000 and are exercisable through June 30, 2004.

          During the year ended August 31, 1998, the Company entered into a consulting arrangement and issued 11,700 shares of stock for services, recognizing expense of $11,700.

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

          During the year ended August 31, 1998, the Company entered into another consulting agreement for a five year period. As compensation for such services, the consultant received a warrant for 75,000 shares of common stock at an initial exercise price of $2.00. The consultant warrants will vest contingently, based on services rendered, at the rate of 1,250 shares monthly over a five year period.

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

     Subsequent to the effective date of the Plan, the Company has generated approximately $3,616,000 in net operating losses which expire in 2014.

     The Company has a deferred tax asset of approximately $2,311,000 at August 31, 1999, representing principally the tax benefit of the loss carry forwards under Internal Revenue Code Section 172 and for periods subsequent to the effective date of the Plan. This deferred tax asset has been offset by a 100% valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's operating results to date, a full valuation allowance has been recorded at August 31, 1999.

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

NOTE 11 - MAJOR CUSTOMERS:
     Sales to two customers represented 83% and 12% of net sales for the year ended August 31, 1999. Sales to two customers represented 43% and 27% of net sales for the year ended August 31, 1998.


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

     The licensing agreement expires on June 30, 2000. As of August 31, 1999 the joint venture has had no revenues.


NOTE 13 - WARRANTS:
     Warrants for the purchase of common stock granted by the Company and outstanding at August 31, 1999 are as follows:

          Exercise     Outstanding       Warrants Granted     Outstanding
            Price    September 1, 1998       in 1999        August 31, 1999
          --------   -----------------    ----------------  ---------------
          $0.50              -              2,400,000          2,400,000
           0.5625            -                800,000            800,000
           0.72              -              2,777,780          2,777,780
           1.00         4,544,718                -             4,544,718
           1.25              -                 52,000             52,000
           1.50           160,000             818,500            978,500
           2.00         3,428,050              19,225          3,447,275
           2.50            35,000                -                35,000
           3.00           422,500             800,000          1,222,500
           3.25            50,000                -                50,000
           5.00            12,000                -                12,000
                        ---------           ---------         ----------
                        8,652,268           7,667,505         16,319,773
                        =========           =========         ==========

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

     Warrants granted prior to August 31, 1998 are fully vested to the holders and expire five years from grant date. Warrants granted during the year ended August 31, 1999 are exercisable over a period from three months to seven years with 5,255,505 shares vesting immediately as well as 2,400,000 shares and 12,000 shares vesting as described in the employment contract and consulting agreement, respectively, as discussed in Note 8. No warrants had been exercised by holders as of August 31, 1999.

     As included in the total of warrants granted during August 31, 1999, the Company granted warrants for the purchase of 2,400,000 shares of common stock to one officer and warrants for the purchase of 5,000 shares of common stock to another officer during the year ended August 31, 1999. The impact of reporting in accordance with FAS 123 for common stock equivalents granted during August 31, 1999 is summarized as follows:

                             Outstanding        Exercisable
             Exercise         August 31,       at August 31,
               Price             1999              1999
             -------         -----------       -------------
             $0.5625           800,000             -
              1.50             805,000            5,000
              3.00             800,000             -


     Proforma results of operations, had FAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense due to the vesting of the 5,000 warrants granted during August 31, 1999. Compensation expense, based on the Black-Scholes option pricing formula, for the 5,000 warrants, is immaterial.

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