Form 10QSB
period 1999-11-30
NOFIRE TECHNOLOGIES INC
filed 2000-01-06
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 1999

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 14,035,974 shares of Common Stock as of December 31, 1999.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of November 30, 1999
         and August 31, 1999                                 3

         Statements of Operations for the Three Months
         ended November 30, 1999 and 1998                    5

         Statements of Cash Flows for the
         Three Months ended November 30, 1999 and 1998       6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   13

         Signatures                                         13

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  1999         1999
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $  112,674    $  338,089
    Inventory                                    106,852        91,003
    Prepaid expenses and other current assets     12,579        43,397
                                               ---------    ----------
    Total Current Assets                         232,105       472,489
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation          12,917         7,333
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,276,995 at November 30, 1999 and
      $1,201,596 at August 31, 1999              230,985       306,384
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $179,367 at November 30, 1999 and
      $168,816 at August 31, 1999                 31,654        42,205
    Security deposits                             19,836        19,836
                                              ----------     ---------
                                                 282,475       368,425
                                              ----------     ---------
                                              $  527,497    $  848,247
                                              ==========    ==========



See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  1999          1999
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,307,515     $1,395,037
    Accounts payable and accrued expenses        679,424        647,535
    Loans, and advances payable to
      stockholders                               220,750         26,250
    Deferred salaries                            650,226        650,226
    8% convertible debentures                    436,002        436,002
                                              ----------      ---------
                                               3,293,917      3,155,050
                                              ----------      ---------

SETTLED LIABILITIES, LESS CURRENT MATURITIES      18,136         23,912
                                              ----------      ---------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 14,035,974
       shares at November 30, 1999 and
       at August 31, 1999                      2,807,195      2,807,195
    Capital in excess of par value             1,158,217      1,158,217
    Deficit accumulated in the development
      stage                                   (6,749,968)    (6,296,127)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,784,556)    (2,330,715)
                                              ----------     ----------
                                              $  527,497     $  848,247
                                              ==========     ==========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                     July 13, 1987
                                                                       (Date of
                                         For the Three Months          Inception)
                                          Ended November 30,            through
                                           1999       1998          November 30, 1999
                                       ----------   ---------          ----------
                                             (UNAUDITED)               (UNAUDITED)
NET SALES                               $  45,413    $   7,160         $  717,002
                                       ----------   ----------         ----------
COSTS AND EXPENSES:
    Cost of sales                          21,553        3,222            398,847
    Write-down of excess inventory           -            -                35,000
    General and administrative            447,644      364,365          9,773,420
                                       ----------   ----------         ----------
                                          469,197      367,587         10,207,267
                                       ----------   ----------         ----------
LOSS FROM OPERATIONS                     (423,784)    (360,427)        (9,490,265)
                                       ----------   ----------         ----------
OTHER EXPENSES:
    Interest expense                       31,712       38,668          1,005,335
    Interest income                        (1,655)        (692)           (11,367)
    Reorganization items                     -            -               365,426
    Litigation settlement                    -            -               198,996
                                       ----------   ----------         ----------
                                           30,057       37,976          1,558,390
                                       ----------   ----------         ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                 (453,841)    (398,403)       (11,048,655)

DISCONTINUED OPERATIONS                      -            -            (1,435,392)
                                       ----------   ----------         ----------
LOSS BEFORE EXTRAORDINARY ITEM           (453,841)    (398,403)       (12,484,047)

EXTRAORDINARY ITEM - Gain on
  debt discharge                             -            -               507,952
                                       ----------   ----------         ----------
NET LOSS                              $  (453,841) $  (398,403)      $(11,976,095)
                                       ==========   ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          14,035,974   12,142,107
                                       ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                          $    (0.03)  $    (0.03)
                                       ==========   ==========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                  For the Three Months      Inception)
                                                   Ended November 30,        through
                                                    1999       1998     November 30, 1999
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (453,841)  $ (398,403)  $(11,976,095)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization               86,366       85,692      1,557,860
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -          17,117        634,522
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -            -           131,700
        Write-down of excess inventory                -            -            35,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Inventory                             (15,849)      (9,134)      (141,852)
             Prepaid expenses                       30,818       (5,706)       (12,579)
             Accounts payable and accrued
               expenses                             31,889      (28,245)     2,926,411
             Security deposits                        -            -           (19,836)
             Deferred salaries                        -          37,695        650,226
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (320,617)    (300,984)    (5,989,547)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            (6,000)      (1,773)       (38,784)
   Increase in patent costs                           -            -          (139,270)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities            (6,000)      (1,773)      (695,947)
                                               -----------    ---------     ----------

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Three Months        Inception)
                                                 Ended November 30,          through
                                                 1999          1998      November 30, 1999
                                               ---------     ---------      ----------
                                                    (UNAUDITED)             (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                      -             -           721,000
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities      (93,298)      (46,171)    (2,737,197)
   Proceeds from issuance of common stock,
     net of related expenses                        -          260,000      7,447,500
   Proceeds from issuance of long-term debt         -             -           785,113
   Net loans and advances from stockholders      194,500        (7,102)       220,750
   Proceeds from issuance of 8% convertible
     debentures                                     -             -           436,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         101,202       206,727      6,798,168
                                              ----------    ----------     ----------
NET CHANGE IN CASH                              (225,415)      (96,030)       112,674

CASH AT BEGINNING OF PERIOD                      338,089       170,400           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $  112,674    $   74,370     $  112,674
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    1,370    $    9,524     $   63,744
                                              ==========    ==========     ==========

Income taxes paid                             $     -       $     -        $     -
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $     -       $   18,481     $  271,810
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $     -       $     -        $  131,700
                                              ==========    ==========     ==========



See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 1999

NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 1999 (the "10-KSB")and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Effective August 6, 1991, PNF acquired the outstanding common stock of both No Fire Engineering, Inc. and No Fire Ceramic Products, Inc. in a transaction accounted for as a reverse acquisition. Both of those subsidiaries were dissolved during the fiscal year ended August 31, 1997.

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

On August 11, 1995, the effective date of the Plan, PNF emerged from Chapter 11 as a reorganized company under the name NoFire Technologies, Inc. As of that date, the Company adopted "fresh start reporting" and implemented the effects of such adoption in its balance sheet as of August 31, 1995.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                           November 30, 1999

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

Management believes that actions it has undertaken to revise the Company's operating and marketing structure will provide it with the opportunity to generate revenues needed to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations. Agreements for future infusion of capital are discussed in the Management's Discussion of Liquidity and Capital Resources section.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 1999


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

    Shares             Exercise Price
  ----------             --------------
   2,400,000                  $ .50
     800,000                    .5625
   2,800,280                    .75
   4,544,718                   1.00
      52,000                   1.25
     978,500                   1.50
   3,459,275                   2.00
      35,000                   2.50
   1,222,500                   3.00
      50,000                   3.25
      12,000                   5.00
  ----------
  16,354,273

The warrants vest to the holders in various intervals ranging from issue date to seven years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing, and now has several certifications for specific applications. Since August 1995, the Company has applied for eight patents, two of which have been issued and two others have been allowed so that patents will be issued shortly. The other four are pending. Additionally, one patent has been purchased. The Company is substantially increasing its marketing efforts by employing an experienced marketing executive and retaining the services of specialized marketing firms. Marketing efforts to date, have brought the Company closer to achieving significant sales for applications in such diverse industries as high-speed ferries, naval and commercial ships, wood product building components, concrete and structural steel column protection, automotive, aircraft and consumer products. In the high-speed ferry project, the Company's fire protection system has passed stringent tests and was approved for use by Transport of Canada. In the nuclear power generating industry, an unrelated contractor has been awarded a contract to upgrade the fire protection of electrical cables at a large U.S. nuclear power plant specifying the Company's product. The first purchase orders, valued at $190,000, to provide materials for that contract were shipped in the last fiscal year. The Company expects to qualify its products and make aggressive marketing efforts to obtain orders from the military and other governmental agencies. Obstacles encountered in obtaining orders are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, and the slow process of specifying new products in highly regulated industrial applications. In general, the Company's products perform their intended uses well and are beginning to be sold commercially in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company intends to continue its research and testing efforts to meet new market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional sales and marketing support is expected to be provided by commissioned independent agents.


COMPARISON THREE MONTHS ENDED NOVEMBER 30, 1999 AND NOVEMBER 30, 1998

Sales of $45,413 for the three months ended November 30, 1999 represented an increase of 534% from the $7,160 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased 569% from $3,222 to $21,553 resulting in a gross profit of $23,860 compared to $3,938 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 1999 were $447,644, representing an increase of $83,279 or 23% from the $364,365 of the similar period of the prior year. The most significant changes were increases in officers' salaries of $70,000 and marketing efforts of $42,000. These were partially offset by a reduction of $40,000 in professional fees. The $6,956 reduction in interest expense is mainly the result of the elimination in the present year of the amortization of interest expense for settled Chapter 11 liabilities.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 1999 the Company had cash balances of $112,674. In order to fund continuing operations during the three months ended on that date, $200,000 was obtained through a loan bearing interest at an 8% annual rate from the group of accredited investors noted below. These funds are to be applied to an agreement to invest a total of $1,100,000 in exchange for 1,641,791 units consisting of one share of common stock and five-year warrants to purchase two and one-half shares at an exercise price of $.67 per share. Under this arrangement, funds will be invested from time to time as required by the Company. In another agreement, at their option or when certain sales criteria are met, that same investment group will invest an additional $650,000 in exchange for 866,667 units consisting of one share of common stock and five-year warrants for two and one-half shares at an exercise price of $0.75 per share. The investment group has advised the Company that it has and will continue to file all reports with the SEC that it deems appropriate including Schedules 13D and Forms 3 and 4. Because of its limited cash resources, the Company has deferred payment of $1,281,964 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the company. In order to meet its liabilities and working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering such as sales under the agreements noted above.

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

No reports on Form 8-K were filed during the quarter ended November 30,1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 6, 2000            NoFire Technologies, Inc.


                                   By:  /s/ Robert R. Isen
                                        Robert R. Isen
                                        Chief Executive Officer


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman of the Board,
                                        Chief Operating Officer
                                        and Treasurer