Form 10QSB
period 2000-02-29
NOFIRE TECHNOLOGIES INC
filed 2000-04-10
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 29, 2000

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _________

                      Commission File Number: 0-19945

                         NoFire Technologies, Inc.
                         -------------------------
              (Name of small business issuer in its charter)

                      Delaware                        22-3218682
                      ---------                       -----------
           (State or other jurisdiction of          (IRS Employer
             incorporation or organization)       Identification No.)

        21 Industrial Avenue, Upper Saddle River, New Jersey  07458
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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 16,595,151 shares of Common Stock as of April 3, 2000.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of February 29, 2000
         and August 31, 1999                                 3

         Statements of Operations for the Six Months
         ended February 29/28, 2000 and 1999; and the
         Three months ended February 29/28, 2000 and
         1999                                                5

         Statements of Cash Flows for the Six Months
         ended February 29/28, 2000 and 1999                 6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   13

         Signatures                                         13

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                               February 29,  August 31,
                                                  2000         1999
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $  534,815    $  338,089
    Inventory                                    116,858        91,003
    Prepaid expenses and other current assets     12,693        43,397
                                               ---------    ----------
    Total Current Assets                         664,366       472,489
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation          14,363         7,333
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,352,394 at February 29, 2000 and
      $1,201,596 at August 31, 1999              155,586       306,384
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $189,918 at February 29, 2000 and
      $168,816 at August 31, 1999                 21,103        42,205
    Security deposits                             19,836        19,836
                                              ----------     ---------
                                                 196,525       368,425
                                              ----------     ---------
                                              $  875,254    $  848,247
                                              ==========    ==========


See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 29,   August 31,
                                                  2000          1999
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,235,469     $1,395,037
    Accounts payable and accrued expenses        610,023        647,535
    Loans, and advances payable to
      stockholders                                10,250         26,250
    Deferred salaries                            650,226        650,226
    8% convertible debentures                       -           436,002
                                              ----------      ---------
                                               2,505,968      3,155,050
                                              ----------      ---------

SETTLED LIABILITIES, LESS CURRENT MATURITIES      12,227         23,912
                                              ----------      ---------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 16,595,151
       shares at February 29, 2000 and
       14,035,974 at August 31, 1999           3,319,030      2,807,195
    Capital in excess of par value             2,319,748      1,158,217
    Deficit accumulated in the development
      stage                                   (7,281,719)    (6,296,127)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (1,642,941)    (2,330,715)
                                              ----------     ----------
                                              $  875,254     $  848,247
                                              ==========     ==========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                        July 13, 1987
                                                                                          (Date of
                                       For the Six Months       For the Three Months     Inception)
                                      Ended February 29/28,     Ended February 29/28,      through
                                        2000       1999            2000       1999     February 29, 2000
                                    ----------   ----------     ----------   ----------     ----------
                                          (UNAUDITED)               (UNAUDITED)
NET SALES                            $  63,726    $ 115,900     $   18,313   $  108,740     $  735,315
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                       31,388       47,300          9,835       44,078        408,682
    Write-down of excess inventory        -            -              -            -            35,000
    General and administrative         961,294      707,276        513,650      342,911     10,287,070
                                    ----------   ----------     ----------   ----------     ----------
                                       992,682      754,576        523,485      386,989     10,730,752
                                    ----------   ----------     ----------   ----------     ----------
LOSS FROM OPERATIONS                  (928,956)    (638,676)      (505,172)    (278,249)    (9,995,437)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                    58,441       91,216         26,729       52,548      1,032,064
    Interest income                     (1,805)        (706)          (150)         (14)       (11,517)
    Reorganization items                  -            -              -            -           365,426
    Litigation settlement                 -            -              -            -           198,996
                                    ----------   ----------     ----------   ----------     ----------
                                        56,636       90,510         26,579       52,534      1,584,969
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM              (985,592)    (729,186)      (531,751)    (330,783)   (11,580,406)

DISCONTINUED OPERATIONS                   -            -              -            -        (1,435,392)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM        (985,592)    (729,186)      (531,751)    (330,783)   (13,015,798)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -           507,952
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                           $  (985,592) $  (729,186)    $ (531,751)  $ (330,783)  $(12,507,846)
                                    ==========   ==========     ==========   ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       14,538,952   12,468,515     14,287,463   12,403,548
                                    ==========   ==========     ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                       $    (0.07)  $    (0.06)    $    (0.04)  $    (0.03)
                                    ==========   ==========     ==========   ==========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13, 1987
                                                                             (Date of
                                                   For the Six Months       Inception)
                                                  Ended February 29/28,      through
                                                    2000        1999     February 29, 2000
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (985,592)  $ (729,186)  $(12,507,846)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization              172,798      171,385      1,644,292
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -          34,234        634,522
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -            -           131,700
        Write-down of excess inventory                -            -            35,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Inventory                             (25,855)     (43,530)      (151,858)
             Prepaid expenses                       30,704      (13,053)       (12,693)
             Accounts payable and accrued
               expenses                             99,852       13,129      2,994,374
             Security deposits                        -            -           (19,836)
             Deferred salaries                        -          70,005        650,226
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (708,093)    (497,016)    (6,377,023)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            (7,928)      (1,773)       (40,712)
   Increase in patent costs                           -            -          (139,270)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities            (7,928)      (1,773)      (697,875)
                                               -----------    ---------     ----------


See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Six Months          Inception)
                                               Ended February 29/28,          through
                                                 2000          1999      February 29, 2000
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                      -             -           721,000
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities     (171,253)     (100,994)    (2,815,152)
   Proceeds from issuance of common stock,
     net of related expenses                   1,100,000       498,481      8,547,500
   Proceeds from issuance of long-term debt         -             -           785,113
   Net loans and advances from stockholders      (16,000)       (6,619)        10,250
   Issuance (repayment) of 8% convertible
     debentures                                     -                         436,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         912,747       390,868      7,609,713
                                              ----------    ----------     ----------
NET CHANGE IN CASH                               196,726      (107,921)       534,815

CASH AT BEGINNING OF PERIOD                      338,089       170,400           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $  534,815    $   62,479     $  534,815
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $   27,485    $   12,090     $   89,859
                                              ==========    ==========     ==========

Income taxes paid                             $     -       $     -        $     -
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt and
  accrued interest                            $  573,366    $   18,481     $  845,176
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $     -       $     -        $  131,700
                                              ==========    ==========     ==========


See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2000

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

                           February 29, 2000

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

The Company has a liability for settled claims payable to creditors in connection with its reorganization under the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.

Management believes that actions it has undertaken to revise the Company's operating and marketing structure will provide it with the opportunity to generate revenues and improve its operating performance. Agreements for future infusion of capital are discussed in the Management's Discussion of Liquidity and Capital Resources section.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2000


NOTE 5 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

    Shares             Exercise Price
  ----------             --------------
   2,400,000                  $ .50
     800,000                    .5625
   4,104,480                    .67
   2,777,780                    .72
      22,500                    .75
   4,564,718                   1.00
      52,000                   1.25
     978,500                   1.50
   3,459,275                   2.00
      35,000                   2.50
   1,222,500                   3.00
      50,000                   3.25
      12,000                   5.00
  ----------
  20,478,753

The warrants vest to the holders in various intervals ranging from issue date to seven years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing, and now has several certifications for specific applications. Since August 1995, the Company has applied for eight patents, two of which have been issued and two others have been allowed so that patents will be issued shortly. The other four are pending. Additionally, one patent has been purchased. The Company is substantially increasing its marketing efforts by employing an experienced marketing executive and retaining the services of specialized marketing firms. Marketing efforts to date have brought the Company closer to achieving significant sales for applications in such diverse industries as naval and commercial ships including high-speed ferries, wood product building components, concrete and structural steel column protection and automotive. The Company's principal product was recently listed on the U.S. Navy's Qualified Products List (QPL). Aggressive marketing efforts have begun to obtain orders for applications in the Navy and other military and governmental agencies. In the high-speed ferry project, the Company's fire protection system has passed stringent tests and was approved for use by Transport of Canada. In the nuclear power generating industry, an unaffiliated contractor has been qualified to upgrade the fire protection of electrical cables at U.S. nuclear power plants specifying the Company's product. The first purchase orders, valued at $190,000, to provide materials for that application were shipped in the last fiscal year. Obstacles encountered in obtaining orders are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, and the slow process of specifying new products in highly regulated industrial applications. In general, the Company's products perform their intended uses well and are beginning to be sold commercially in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company intends to continue its research and testing efforts to meet new market opportunities. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional sales and marketing support is expected to be provided by commissioned independent agents.


COMPARISON SIX MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

Sales of $63,726 for the six months ended February 29, 2000 represented a decrease of $52,174 from the $115,900 of the comparable six-month period of the prior year. Cost of goods sold during the same periods were $31,388 compared to $47,300, resulting in a gross profit of $32,338 compared to $68,600 in the prior year. General and administrative expenses for the six months ended February 29, 2000 were $961,294 representing an increase of $254,018 or 36% from the $707,276 of the similar period of the prior year.
The most significant increases were $129,100 in officers' salaries and $30,500 in testing expenses. These were partially offset by a reduction of $25,000 in professional fees. The $32,775 reduction in interest expense is mainly the result of the elimination in the later period of the amortization of interest expense for settled Chapter 11 liabilities.

COMPARISON THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

Sales of $18,313 for the three months ended February 29, 2000 represented a decrease of $90,427 from the $108,740 for the comparable three-month period of the prior year. The earlier year's sales included a shipment of $100,000 to a contractor upgrading the fire protection of a U.S. nuclear power plant. Cost of goods sold for the same periods decreased from $44,078 to $9,835, resulting in a gross profit of $8,478 compared to $64,662 in the similar period of the prior year. General and administrative expenses for the three months ended February 29, 2000 were $513,650 representing an increase of $170,739 or 50% from the $342,911 of the similar period of the prior year. The most significant increases were $65,700 in officers' salaries and $25,000 in testing expenses. These were partially offset by a reduction of $40,000 in professional fees. The $25,819 reduction in interest expense is mainly the result of the elimination in the later period of the amortization of interest expense for settled Chapter 11 liabilities.



LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2000 the Company had cash balances of $534,815. In order to fund continuing operations during the six months ended on that date, $1,100,000 was obtained by the sale of 1,641,791 units consisting of one share of common stock and five-year warrants to purchase two and one-half shares at an exercise price of $.67 per share. This sale was to the group of accredited investors noted below. In another agreement, at their option or when certain sales criteria are met, that same investment group will invest an additional $650,000 in exchange for 866,667 units consisting of one share of common stock and five-year warrants for two and one-half shares at an exercise price of $0.75 per share. The investment group has advised the Company that it has and will continue to file all reports with the SEC that it deems appropriate including Schedule 13D and Forms 3 and 4. Because of the Company's limited cash resources, it has deferred payment of $1,210,477 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. On January 31, 2000, the Company exchanged 917,385 shares of its common stock for the conversion of $436,002 8% debentures along with $137,364 of accrued interest on that debt. In order to meet its liabilities and working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering such as sales under the agreements noted above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended February 29, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2000              NoFire Technologies, Inc.


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