Form 10QSB
period 2000-05-31
NOFIRE TECHNOLOGIES INC
filed 2000-07-06
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended May 31, 2000

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 16,595,151 shares of Common Stock as of July 6, 2000.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of May 31, 2000
         and August 31, 1999                                 3

         Statements of Operations for the Nine Months
         ended May 31, 2000 and 1999; and the
         Three months ended May 31, 2000 and
         1999                                                5

         Statements of Cash Flows for the Nine Months
         ended May 31, 2000 and 1999                         6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      11


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   13

         Signatures                                         13

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  2000         1999
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $   51,329    $  338,089
    Inventory                                    125,858        91,003
    Prepaid expenses and other current assets     58,153        43,397
                                               ---------    ----------
    Total Current Assets                         235,340       472,489
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation          13,915         7,333
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,427,793 at May 31, 2000 and
      $1,201,596 at August 31, 1999               80,187       306,384
    Excess of reorganization value over net
      assets, less accumulated amortization
      of $200,469 at May 31, 2000 and
      $168,816 at August 31, 1999                 10,552        42,205
    Security deposits                             19,836        19,836
                                              ----------     ---------
                                                 110,575       368,425
                                              ----------     ---------
                                              $  359,830    $  848,247
                                              ==========    ==========


See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  2000          1999
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,224,360     $1,395,037
    Accounts payable and accrued expenses        679,219        647,535
    Loans and advances payable to
      stockholders                                10,250         26,250
    Deferred salaries                            650,226        650,226
    8% convertible debentures                       -           436,002
                                              ----------      ---------
    Total Current Liabilities                  2,564,055      3,155,050
                                              ----------      ---------

SETTLED LIABILITIES, LESS CURRENT MATURITIES       4,572         23,912
                                              ----------      ---------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 16,595,151
       shares at May 31, 2000 and
       14,035,974 at August 31, 1999           3,319,030      2,807,195
    Capital in excess of par value             2,319,748      1,158,217
    Deficit accumulated in the development
      stage                                   (7,847,575)    (6,296,127)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,208,797)    (2,330,715)
                                              ----------     ----------
                                              $  359,830     $  848,247
                                              ==========     ==========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                          July 13, 1987
                                                                                           (Date of
                                      For the Nine Months        For the Three Months      Inception)
                                         Ended May 31,              Ended May 31,            through
                                        2000       1999            2000       1999         May 31, 2000
                                    ----------   ----------     ----------   ----------     ----------
                                          (UNAUDITED)               (UNAUDITED)             (UNAUDITED)
NET SALES                            $  91,417    $ 122,696     $   27,691   $    6,796     $  763,006
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                       45,400       50,358         14,012        3,058        422,694
    Write-down of excess inventory        -            -              -            -            35,000
    General and administrative       1,508,116    1,059,562        546,822      352,286     10,833,892
                                    ----------   ----------     ----------   ----------     ----------
                                     1,553,516    1,109,920        560,834      355,344     11,291,586
                                    ----------   ----------     ----------   ----------     ----------
LOSS FROM OPERATIONS                (1,462,099)    (987,224)      (533,143)    (348,548)   (10,528,580)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                    93,917      139,369         35,476       48,153      1,067,540
    Interest income                     (4,568)        (772)        (2,762)         (66)       (14,280)
    Reorganization items                  -            -              -            -           365,426
    Litigation settlement                 -            -              -            -           198,996
                                    ----------   ----------     ----------   ----------     ----------
                                        89,349      138,597         32,714       48,087      1,617,682
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM            (1,551,448)  (1,125,821)      (565,857)    (396,635)   (12,146,262)

DISCONTINUED OPERATIONS                   -            -              -            -        (1,435,392)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM      (1,551,448)  (1,125,821)      (565,857)    (396,635)   (13,581,654)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -           507,952
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                           $(1,551,448) $(1,125,821)    $ (565,857)  $ (396,635)  $(13,073,702)
                                    ==========   ==========     ==========   ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       15,224,352   12,694,318     14,881,652   12,581,417
                                    ==========   ==========     ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                       $    (0.10)  $    (0.09)    $    (0.04)  $    (0.03)
                                    ==========   ==========     ==========   ==========


See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                   For the Nine Months      Inception)
                                                     Ended May 31,           through
                                                    2000        1999       May 31, 2000
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $(1,551,448) $(1,125,821)  $(13,073,702)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization              259,196      258,275      1,730,690
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -          50,968        634,522
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -            -           131,700
        Write-down of excess inventory                -            -            35,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Inventory                             (34,855)     (47,623)      (160,858)
             Prepaid expenses                      (14,756)      (6,304)       (58,153)
             Accounts payable and accrued
               expenses                            169,048       17,150      3,063,570
             Security deposits                        -            -           (19,836)
             Deferred salaries                        -         107,700        650,226
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities       (1,172,815)    (745,655)    (6,841,745)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            (7,928)      (1,773)       (40,712)
   Increase in patent costs                           -          (7,980)      (139,270)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities            (7,928)      (9,753)      (697,875)
                                               -----------    ---------     ----------

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Nine Months         Inception)
                                                   Ended May 31,             through
                                                 2000          1999        May 31, 2000
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                      -             -           721,000
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities     (190,017)     (100,994)    (2,833,916)
   Proceeds from issuance of common stock,
     net of related expenses                   1,100,000       793,481      8,547,500
   Proceeds from issuance of long-term debt         -             -           785,113
   Net loans and advances from stockholders      (16,000)      (23,345)        10,250
   Issuance (repayment) of 8% convertible
     debentures                                     -                         436,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         893,983       669,145      7,590,949
                                              ----------    ----------     ----------
NET CHANGE IN CASH                              (286,760)      (86,263)        51,329

CASH AT BEGINNING OF PERIOD                      338,089       170,400           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $   51,329    $   84,137     $   51,329
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    7,405    $   12,593     $   69,779
                                              ==========    ==========     ==========

Income taxes paid                             $     -       $     -        $     -
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt and
  accrued interest                            $  573,366    $   18,481     $  845,176
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                    $     -       $     -        $  131,700
                                              ==========    ==========     ==========


See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 2000

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

                              May 31, 2000

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

Management believes that actions it has undertaken to revise the Company's operating and marketing structure should provide it with the opportunity to generate revenues and improve its operating performance. Agreements for future infusion of capital and issuance of convertible debentures are discussed in the Management's Discussion of Liquidity and Capital Resources section.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 2000


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing, and now has several certifications for specific applications. Since August 1995, the Company has applied for eight patents, four of which have been issued and one other has been allowed so that a patent will be issued shortly. The other three are pending. Additionally, one patent has been purchased by the Company. The Company is substantially increasing its marketing efforts principally by retaining the services of specialized marketing firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving significant sales for applications in diverse industries including: military, shipping, wood products, structural steel and nuclear power plants.

One version of the Company's principal product, designed for military applications, was recently listed in the U.S. Navy's Qualified Product List
(QPL) and was also accepted for listing by the General Service Administration for all U.S. Government applications. The principal product has received type approval according to the International Maritime Organization's SOLAS codes by the U.S. Coast Guard, and by three of the world's major ship registries. Additionally, the product was approved by Det Norske Veritas for distribution in the European Community (EC). Aggressive marketing efforts are underway to obtain orders for applications in the Navy and other military and governmental agencies. In the high-speed ferry project, the Company's fire protection system has passed stringent tests and was approved for use by Transport of Canada. In the nuclear power generating industry, an unaffiliated contractor has been qualified to upgrade the fire protection of electrical cables at U.S. nuclear power plants specifying the Company's product. The first purchase orders, valued at $190,000, to provide materials for that application were shipped in the last fiscal year. Obstacles encountered in obtaining orders are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, and the slow process of specifying new products in highly regulated industrial applications.

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


COMPARISON NINE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

Sales of $91,417 for the nine months ended May 31, 2000 represented a decrease of $31,279 from the $122,696 of the comparable nine month period of the prior year. Cost of goods sold during the same periods were $45,400 compared to $50,358, resulting in a gross profit of $46,017 compared to $72,338 in the prior year. General and administrative expenses for the nine months ended May 31, 2000 were $1,508,116 representing an increase of $448,554 or 42% from the

$1,059,562 of the similar period of the prior year. The most significant increases were $186,000 in officers' salaries, $65,500 in testing expenses, $80,000 for marketing costs including trade shows, and $57,500 in travel expenses The $45,452 reduction in interest expense is mainly the result of the elimination in the later period of the amortization of interest expense for settled Chapter 11 liabilities.


COMPARISON THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

Sales of $27,691 for the three months ended May 31, 2000 represented an increase of $20,895 from the $6,796 for the comparable three-month period of the prior year. Cost of goods sold for the same periods increased to $14,012 from $3,058, resulting in a gross profit of $13,679 compared to $3,738 in the similar period of the prior year. General and administrative expenses for the three months ended May 31, 2000 were $546,822 representing an increase of $194,536 or 55% from the $352,286 of the similar period of the prior year.
The most significant increases were $56,500 in officers' salaries, $35,000 in testing expenses, $33,000 in marketing and trade shows, and $32,400 in travel expenses. The $12,677 reduction in interest expense is mainly the result of the elimination in the later period of the amortization of interest expense for settled Chapter 11 liabilities.


LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2000 the Company had cash balances of $51,329. In order to fund continuing operations during the nine months ended on that date, $1,100,000 was obtained by the sale of 1,641,791 units consisting of one share of common stock and five-year warrants to purchase two and one-half shares at an exercise price of $.67 per share. This sale was to a group of accredited investors. In another agreement, at their option or when certain sales criteria are met, that investment group will invest an additional $650,000 in exchange for 866,667 units consisting of one share of common stock and five-year warrants for two and one-half shares at an exercise price of $0.75 per share. The investment group has advised the Company that it has and will continue to file all reports with the SEC that it deems appropriate including Schedule 13D and Forms 3 and 4. Because of the Company's limited cash resources, it has deferred payment of $1,198,304 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. On January 31, 2000, the Company issued 917,385 shares of its common stock upon the conversion of $436,002 8% debentures along with $137,364 of accrued interest on that debt. In order to meet its liabilities and working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering such as sales under the agreements noted above. There is no assurance that the Company will be successful in securing requisite financing. On June 8, 2000 the Company issued $500,000 of it's convertible debentures to the group of investors described above. The debentures are convertible into common stock at a price of $0.5938 per share. They bear interest at 1/2% over the prime rate and mature on June 8, 2001. If interest payments are current, the Company can have the note extended to December 31, 2001. The Company also has the right to require conversion of the debentures at any time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 6, 2000                NoFire Technologies, Inc.


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