Form 10KSB
period 2000-08-31
NOFIRE TECHNOLOGIES INC
filed 2000-11-16
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 2000

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


Issuer's revenues for its fiscal year ended August 31,2000    $142,324


Aggregate market value of the voting stock held by
non-affiliates as of November 1, 2000                       $3,684,433


Number of shares of common stock outstanding as of as of
November 1, 2000                                            16,631,151


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

The Company owned 89% of the outstanding common stock of both No Fire Ceramic Products, Inc. and No Fire Engineering, Inc. together with an option to acquire the remaining 11% of such shares. Both these subsidiaries were dissolved in fiscal year 1997.

Under a Chapter 11 proceeding, the Bankruptcy Court confirmed a Plan of Reorganization for the Company, which became effective on August 11, 1995. Claims of creditors, to the extent allowed under the Plan, were required to be paid over a four year period. (See Note 4 to Financial Statements, page F-10.)


BUSINESS OF THE COMPANY

The sole business of the Company is the development, manufacture and marketing of fire retardant products. The Company manufactures a liquid fire retardant for use as a coating material on many different kinds of substances to render them fire and heat resistant. The product can be manufactured in various liquid forms, specifically adapted for the particular substrate, application and degree of protection required; or as a textile product, typically a woven fiberglass material, coated with the NoFire liquid product.

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

The Company has developed intumescent products intended to eliminate or minimize these deficiencies and (i) provide significant protection for a wide range of substrates with relatively thin coats of fire protective material, (ii) be useful over a wide temperature range and (iii) utilize a waterbased, nontoxic formula. The NoFire products are manufactured based on formulas that combine a fluid intumescent with fibers of various sizes and types, which together provide the desired fire retardancy. The NoFire liquid formulas are covered by three United States Patents and corresponding patents and patent applications in over 30 foreign countries. The United States Patents are:

     No. 4,879,320 - Intumescent Fire-Retardant Coating Material,
        issued November 7, 1989,
     No. 4,965,296 - Intumescent Fire-Retardant and Electrically-
        Conductive Coating Material, issued October 23,1990 and
     No. 5,723,515 - Intumescent Fire-Retardant Composition for
        High Temperature and Long Duration Protection, issued March 3,
        1998.

The Company also has obtained United States Patents on certain applications:

     No. 5,985,385 - Fire and Heat Protection Wrap for Conduits, Cable
        Trays, Other Electrical Transmission Lines and Gas and Oil Pipelines, issued November 16, 1999
     No. 6,048,805 - Fire, Heat and Backdraft Protection Shield for
        Firefighters, issued April 11, 2000
     No. 6,074,714 - Fire and Heat Protection Wrap for Structural Steel
        Columns, Beams and Open Web Joists, issued June 13, 2000
     No. 6,114,003 - Insulation Blanket Having an Inner Metal Core Air
        Cell and Adjoining Outer Insulation Layers, issued September 5,
        2000

During fiscal 1999 the Company purchased from a non-affiliate the following United States Patent for $7,980:

     No. 4,956,218 - Fire Protection Blanket, issued September 11,
        1990.

The Company has submitted three additional patents to the United States Patent Office.

Although the Company believes its patents are valid and enforceable, in the event of a challenge to their validity or an infringement of such patents, the Company's limited financial resources may restrict its ability to defend or enforce its rights under such patents in legal proceedings.

The NoFire products are potentially useful on many different substrates, including wood and wood products, metals (steel, aluminum, and various alloys), certain plastics, fabrics and textiles (fiberglass, natural and synthetic fibers). Industries that are presently using these types of product or are evaluating applications for them include maritime, military, nuclear power plants, construction, wood products manufacturing, public and private housing, hotels, automotive, and airports. In developing these opportunities, the Company has passed numerous tests and obtained various certifications for specific applications.


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


COMPETITION

There are many types of fire retardant products in general use today for many different applications. In addition to intumescent products, ablative, insulative and cementitious products are used, depending on the particular application, severity of fire retardant requirements, weight, space restrictions, and cost. Competition for the NoFire products may include all of these types of fire retardants and will depend on the particular application targeted. Typically, each application has a product or fire retardant technique of choice, which is usually the least expensive fire protection that meets the necessary requirements. Among the Company's primary competitors (products) are: W.R. Grace & Co. (Monocote); Carboline Company (Pyrocrete, Pyrolite, Nullifire);
U.S. Gypsum (gypsum board); Stanchem Manufacturing (Albiclad); A/D Fireproofing (A/D Firefilm); PPG Industries (PittChar); DuPont (Nextel); Textron, Inc. (Chartek); Minerals Technology, Inc. (Firex); Herbert Co. (Unitherm); and various wood coatings manufactured by Albi, American Vamag, 3M, and DuPont. Such products may have a competitive advantage over the NoFire products because they either have an established share of the market, are well publicized and recognized, have passed the required tests and achieved the required approvals for use and/or are manufactured by companies having far greater resources than the Company.


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

MAJOR CUSTOMERS

The Company's two largest customers during the most recent fiscal year represented 44% and 26% of total sales respectively. Sales to both customers are expected to be an important part of future revenues. Relations with those customers are good.

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

Product development is continuing in many different areas, and various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and IEEE
383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754(18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy's Qualified Product List (QPL), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organization's SOLAS codes by the U.S. Coast Guard and three of the world's major ship registries, and were approved by Det Norske Veritas for distribution in the European Community (EC). Structural steel fire barrier tests were passed at Underwriters Laboratories allowing sales for this application.

The Company also conducts in-house fire and heat endurance tests exclusively for research and development and feasibility studies. These tests are used to develop applications and solutions to problems, but are not a substitute for tests by independent laboratories or government agencies that are generally required before the product can be sold for particular applications. The Company's direct costs for research and development(which has been conducted primarily by its president and chief technical officer, Dr. Gottfried, as a part of his overall duties) have not been material and have not been segregated for accounting purposes.


EMPLOYEES

As of November 1, 2000, the Company had seven employees, five of whom were full-time employees.

Item 2.  DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial
Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space at an approximate monthly rental of $9,200 pursuant to a lease expiring August 31, 2001.


Item 3.  LEGAL PROCEEDINGS

As a result of the bankruptcy reorganization proceeding referred to in
Item 1, until unsecured creditors whose claims were recognized in the Plan are paid in full, the Bankruptcy Court has continuing jurisdiction relative to (i) the approval and payment of certain claims and expenses and (ii) the disposition of the two patents owned by the Company at the time of the bankruptcy. On October 26, 2000, the Company, Mr. Oolie and Dr. Gottfried were served with a Summons and Complaint alleging that they did not act in the best interest of the Company's shareholders. Management believes there is no merit to the suit.


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

                          1999-2000             1998-1999
     Quarter Ended      High      Low         High      Low
     -------------      ----      ---         ----      ---
     November 30       $0.73     $0.57       $0.938    $0.36
     February 29/28    $1.125    $0.4375     $0.938    $0.656
     May 31            $0.875    $0.4375     $0.938    $0.531
     August 31         $0.59375  $0.375      $0.688    $0.469

     (b)  HOLDERS
As of November 1, 2000, there were approximately 300 holders of record of the Company's outstanding Common Stock.

                            Page7

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continues product development and application testing. As a result of this activity, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications have been filed resulting in the isssuance of five patents since August 1995 and three applications awaiting action by the U.S. Patent Office referred to in Item 1 - Business of the Company.

Marketing efforts to develop new applications and establish new customers were accelerated in fiscal 2000. The efforts undertaken by the Company in product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2001 and beyond.

The greatest obstacles encountered in obtaining major sales contracts are the multitude of tests and approvals required, competition against well established and better capitalized companies, cost, and the slow process of specifying a new product in highly regulated applications. The Company intends to continue its research efforts to improve its products to meet market requirements. Sales and marketing efforts will concentrate on current products and applications through direct sales and distributor license agreements with the Company providing a major role in training representatives. Additional efforts are being made to obtain greater international sales with present emphasis on establishing distributors in Europe and India. The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal years 1999 and 2000, funds required to continue the Company's product development and marketing efforts were provided by the private sale of common stock with warrants in the amounts of $1,280,000 in fiscal 1999 and $1,100,000 in fiscal 2000. All of those private sales were to the group of accredited investors discussed below. Additionally in fiscal 2000, the Company sold to one member of that same group $500,000 of debentures convertible into 842,034 shares of common stock.

Because of limited cash resources, the Company has deferred payment of $1,187,503 from the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of the delinquent amount, $790,686 is due to officers and directors. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company's continued viability will depend on alternative sources of funding including exercise of warrants and sale of debentures and/or equity securities in a public offering or private investment transactions.

On June 15, 1998, a group of accredited investors agreed, in addition to amounts previously invested in 1998, to invest $650,000 at their option or when certain sales criteria are met. If that total amount is invested, the Company will issue 866,667 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.75 per share expiring five years from date of issue. That agreement remains in effect.

In fiscal 1999, under a supplemental agreement dated October 26, 1998, that same group invested an additional $480,000 which entitled the investors to 960,000 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.50 per share expiring five years from date of issue.

Also in fiscal 1999, under a second supplemental agreement dated March 22, 1999, that same group invested an additional $800,000 which entitled the investors to 1,111,115 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.72 per share expiring five years from date of issue.

In fiscal 2000, under a third supplemental agreement dated January 7, 2000 that same group invested an additional $1,100,000 which entitled the investors to 1,641,792 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.67 per share expiring five years from date of issue.

Also, on June 8, 2000 the Company issued $500,000 of convertible debentures to one member of that group of investors. The debentures are convertible into common stock at a price of $0.5938 per share or 842,034 shares. They bear interest at one-half percent over the prime rate and mature on June 8, 2001. If interest payments are current, the Company can have the note extended to December 31, 2001. The Company also has the right to require conversion of the debentures at any time.

The Company looks forward to substantially increased sales in fiscal 2001 which will provide the Company with additional cash resources.

There is no assurance that revenues from sales, and/or sales of additional units of stock and warrants, or the issuance of additional debentures will be sufficient to fund the Company's cash requirements in the future. On September 7, 2000, the Company issued debentures of $350,000 on similar terms as the June 8, 2000 transaction except that the conversion price is $0.50 per share or 700,000 shares.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2000 AND 1999

The Company remained a development stage company in fiscal year 2000. Sales of $142,324 represented a decrease of $89,624 or 39% from the $231,948 in the prior year.

The net loss of $2,090,626 for fiscal year 2000 was $548,984 or 36% greater than the net loss of $1,541,642 in the prior year.

The write-down of excess inventory of $20,000 in fiscal 2000 increased the reserve for excess inventory to an amount considered reasonable at the end of the fiscal year. No such adjustment was considered necessary at the end of fiscal 1999.

General and administrative expenses of $2,014,465 in fiscal year 2000 were $546,764 or 37% more than the prior year. The major increases were $240,000 or 63% in officers' salaries, $144,000 or 217% in testing expenses, $97,000 or 606% in marketing, advertising and trade shows, and $66,000 or 366% in travel and entertainment expenses. There was a decrease of $50,000 or 16% in professional fees including reductions of $24,000 in marketing consulting and $16,000 in legal fees. The overall increase resulted from the initiatives taken in fiscal 2000 to develop substantial sales in future periods.

Interest expense of $132,956 was $58,390 or 31% less than the prior year. The adjustment of $70,112 in the prior fiscal year to state future annual payments of Chapter 11 at their net present value was the final such adjustment needed. Interest on debentures decreased $10,500 and interest on late legal fees increased $20,500.


Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 2000, together with the report thereon by the Company's independent auditors, Wiss & Company, LLP, ("Wiss"), are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

William A. Retz               60        Director and Chief
                                        Executive Officer
                                        effective September 1,2000

Robert Rand Isen              42        Director and Chief
                                        Executive Officer
                                        until August 26, 2000

Sam Oolie                     64        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer
                                        and Treasurer

Samuel Gottfried              54        Director, President,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Bernard J. Koster             67        Director

Gerald H. Litwin              58        Director

Alphonso Margino              62        Vice President
                                        and Secretary

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.


William A. Retz
     Rear Admiral Retz USN (Ret) became Chief Executive Officer and a director effective September 1, 2000. Details of his employment contract are included in Item 10, Employment Agreements, starting on page 14. Admiral Retz concluded a distinguished thirty-two year career with the US Navy in 1995. From 1996 to 1999 he was Vice President of ARAMARK Corp. a large managed services company, and also was a consultant in his own company. He presently serves as a director of Display Technologies Inc, a sign manufacturer; AEPTEC Corp, a wireless computor solutions company; and several non-profit organizations including Leadership Inc., Independence Seaport Museum (secretary), Surface Navy Association (PR Chair) and Navy League of the US.


Robert Rand Isen (Through August 26, 2000)
     Mr. Isen was named as a director on July 6, 1999 and became Chief Executive Officer on July 26, 1999. From 1997 to 1999 he was General Manager and Vice President of Perfecseal, Inc., a Bemis Company, a provider of medical packaging. From 1986 to 1997 Mr. Isen was General Counsel and Senior Vice President of Paramount Packaging Corporation, a provider of flexible packaging for consumer and food products which was sold to the Bemis Company in 1997. Mr. Isen holds a JD Degree from Boston University School of Law. Mr. Isen voluntarily terminated his employment effective August 26, 2000.

Sam Oolie
     Mr. Oolie has served as a Director of the Company since September, 1993, as Chairman of the Board since August 16, 1995, and as Chief Operating Officer since July 26, 1999. He was Chief Executive Officer from August 16, 1995 to July 26, 1999. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privately owned investment company. Mr. Oolie also serves as a Director of Comverse Technology, Inc., a manufacturer of voice storage and forwarding systems and message management computer services, since May, 1985; and NCT Group, Inc., a company developing and manufacturing electronic noise cancellation devices, since April, 1987.

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

Bernard J. Koster
     Mr. Koster has served as a Director of the Company since
September, 1993. Mr. Koster is an attorney and accountant and since January 1, 1993 has been of counsel to the law firm of Litwin & Tierman, P.A., formerly Gerald H. Litwin, P.A. and prior to that, Litwin and Holsinger, Hackensack, New Jersey.

Gerald H. Litwin
     Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past five years, Mr. Litwin, an attorney, has been a principal in the law firm of Litwin & Tierman,P.A., previously the principal of Gerald H. Litwin, P.A. and prior to that, a partner in the law firm of Litwin & Holsinger, Hackensack, New Jersey. Mr. Litwin's firms served as the Company's General Counsel, and his current firm continues to provide certain legal services to the Company.


Alphonso Margino
     On June 15, 1998 Mr. Margino was appointed to the board and named to the offices of Vice President and Secretary. He served on the board until November 24, 1998. Previous to June 15, 1998, he was associated with the Company in marketing capacities.


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

The Board of Directors of the Company has established an Executive Committee (Dr. Gottfried and Mr. Oolie), an Audit Committee (Mr. Koster and Mr. Litwin), and a Compensation Committee (Mr. Koster, Mr. Litwin and Mr. Oolie). The Executive Committee met several times during fiscal 2000.


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2000, 1999, and 1998, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.

                         SUMMARY COMPENSATION TABLE

                    For the Years Ended August 31, 2000, 1999, and 1998

Name and               Year Ended   Salary  Salary       Options  All other
Principal Position     August 31    Paid    Deferred(1)  SAR's    Compensation
------------------     ----------   ------  -----------  -----    ------------
Sam  Oolie                2000     $153,605      None     None       None
Chairman  of the Board,   1999      $80,812   $57,700     None       None
Chief Operating Officer   1998      $59,550   $75,010     None       None
since July 26, 1999 and
Chief Executive Officer
until July 26, 1999

Robert Rand Isen          2000     $224,322      None     None       None
Chief Executive Officer   1999      $20,769      None     (3)        None
from July 26, 1999 to
August 26, 2000

Samuel Gottfried          2000     $167,578      None     None       None
President and Chief       1999     $115,255   $30,760     None       None
Technical Officer         1998      $99,565   $39,998     None       None

Alfonso Margino           2000      $78,005      None     None       None
Vice President and        1999      $58,317   $19,240     (2)        None
Secretary since           1998      $52,142   $25,012     None       None
June 15, 1998

Note (1) Amounts shown as salary deferred for fiscal years 1999, and 1998 represent amounts payable to such executives in the future commencing when the Company achieves sales at an annualized rate over $2 million and such payments are authorized by the Board of Directors.

Note (2) On November 24, 1998 the Company's Executive Committee authorized the issuance of a five-year warrant to Mr. Margino for 5,000 shares at an exercise price of $1.50 per share with immediate vesting.

Note (3)  On July 6, 1999 the Board of Directors approved the issuance to
Mr. Isen of three warrants for the Company's common stock, all of which were issued on July 26, 1999. Under one of the warrants 200,000 shares were vested and have an exercise price of $0.5625 per share. The balance of that warrant, along with the other two, expired upon the termination of Mr. Isen's employment on August 26, 2000.


EMPLOYMENT AGREEMENTS

At August 31, 2000 there were no employment agreements in effect. An agreement to employ Robert Rand Isen as Chief Executive Office became effective July 26, 1999 and was voluntarily terminated by Mr. Isen effective August 26, 2000.

On September 1, 2000, an employment agreement became effective with
William A. Retz, Rear Admiral, USN (Ret). The agreement is terminable by the
Company at any time, with or without defined cause.   Compensation consists
of a base annual salary of $165,000 and an incentive bonus of a maximum of $15,000 based on sales for the 12 month period ended September 30, 2001 and payable by the end of October 2001. On the commencement date of the agreement, 36,000 shares of common stock were released to RAdm Retz. Additionally under the agreement, one warrant for 500,000 shares of common stock was granted with vesting of 100,000 shares on the first five anniversary dates of the commencement date of the agreement. All warrants expire on the earlier of the seventh anniversary of the commencement date of the agreement or the date at which a Sale of the Company may occur.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 1, 2000 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      ---------------------
William A. Retz                     36,000                 0.22%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Sam Oolie                        1,900,000                11.22%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 1,760,000                10.24%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                   293,000                 1.75%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  146,300                 0.88%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                   145,000                 0.86%
Two University Plaza
Hackensack, NJ  07601

Robert Downey  (3)               2,937,353                15.68%
755 Park Avenue
New York, NY  10021

NF Partners  (3)                13,900,408                54.60%
667 Madison Avenue
New York, NY  10021


All officers and directors       4,280,300                24.04%
as a group (six persons)

Note (1) Shares Beneficially Owned includes fully vested warrants in the following amounts: Oolie 300,000; Gottfried 560,000; Margino 105,000; Koster 62,500; Litwin 145,000; Downey 2,098,109; and NF Partners
8,827,410. They also include 1,542,034 shares issuable to NF Partners from the conversion of debentures.

Note (2) As of November 1, 2000, there were 16,631,151 shares of Common Stock issued and outstanding. Percentage of Class for all officers and directors as a group is computed on 17,967,651 shares which includes 1,172,500 shares exercisable within 60 days pursuant to warrants owned by all the persons included.

Note (3) Mr. Downey and NF Partners are members of a group of accredited investors who entered into agreements on June 16, 1998, October 28, 1998 March 22, 1999 and January 7, 2000 to purchase units consisting of common stock and warrants for common stock as described in the section on Liquidity and Capital Resources. NF Partners purchased all of the debentures convertible into common stock as described in that same section. Forms 13D, which included as exhibits the full text of the agreements, were filed with the SEC for each purchase under the agreements and the sale of convertible debentures.


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2000, the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of loans made to fund the Company's operations during its trusteeship under a Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,947 to Mr. Oolie, and $10,918 to Mr. Koster. No payments have been made against these balances which are included in the Company's liability for settled claims.

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

Mr. Litwin is the principal of the law firm of Litwin & Tierman, P.A., formerly Gerald H. Litwin, P.A., and prior to that, Litwin & Holsinger.
He served as the Company's general counsel to November 4, 1996, and continues to provide certain legal services to the Company. The Company is obligated to that firm in the amount of $518,414 which includes fees for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings. Interest has been accrued on unpaid balances since fiscal 1997. Expenses of fiscal 1999 were $51,297 for legal services and $77,134 for interest charges, and in fiscal 2000, $59,572 in fees and $97,919 in interest charges. In addition, Litwin & Holsinger filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Independent Auditors' Report                             F-2

    Financial Statements:

      Balance Sheet as of August 31, 2000                    F-3

      Statements of Operations for the Years
        Ended August 31, 2000 and 1999 and
        the period July 13, 1987 (date of
        inception) through August 31, 2000                   F-4

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the Years Ended August 31,
        1989 through August 31, 2000                      F-5 to F-6

      Statements of Cash Flows for the Years
        Ended August 31, 2000 and 1999 and
        the period July 13, 1987 (date of
        inception) through August 31, 2000                   F-7

      Notes to Financial Statements                      F-8 to F-16


2.  EXHIBITS

     None


3.  REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: November 15, 2000                 By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie,
                                        Chairman of the Board,
                                        Chief Operating Officer
                                        and Treasurer

Date: November 13, 2000                 By: /s/ William A. Retz
                                        ------------------------
                                        William A. Retz,
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                November 15, 2000
Samuel Gottfried, Director


/s/ William A. Retz
-----------------------------               November 13, 2000
William A. Retz, Director


/s/ Bernard J. Koster
-----------------------------               November 15, 2000
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               November 13, 2000
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               November 15, 2000
Sam Oolie, Director

                 INDEX TO FINANCIAL STATEMENTS


                                                                Page

Report of Independent Auditors                                  F-2

Financial Statements:

     Balance sheet at August 31, 2000                           F-3

     Statements of operations for the years ended
      August 31, 2000 and 1999 and the period July 13,
      1987 (date of inception) through August 31, 2000          F-4

     Statements of changes in stockholders' equity
      (deficiency) for the years ended August 31, 1989
      through August 31, 2000                              F-5 to F-6

     Statements of cash flows for the years ended
      August 31, 2000 and 1999 and the period July 31,
      1987 (date of inception) through August 31, 2000          F-7

     Notes to financial statements                         F-8 to F-16

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
NoFire Technologies, Inc.

We have audited the accompanying balance sheet of NoFire Technologies, Inc. (A Development Stage Company) as of August 31, 2000 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the two years in the period ended August 31, 2000, as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. at August 31, 2000, and the results of its operations and its cash flows for aforementioned periods in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations since inception and at August 31, 2000 had a stockholders' deficiency of $2,820,532 and a working capital deficiency of $2,883,216. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Wiss & Company, LLP
                                            WISS & COMPANY, LLP



Livingston, New Jersey
October 6, 2000

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                         BALANCE SHEET
                        AUGUST 31, 2000

                            ASSETS

CURRENT ASSETS:
   Cash                                            $   103,607
   Accounts Receivable - trade                          23,712
   Inventories                                         102,694
   Prepaid expenses and other current assets            54,522
                                                   -----------
      Total Current Assets                                        $   284,535

EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $27,246                                                           13,466

OTHER ASSETS:
   Patents, less accumulated amortization
     of $1,503,191                                      29,839
   Security deposits                                    19,379
                                                    ----------
                                                                       49,218
                                                                   ----------
                                                                  $   347,219
                                                                   ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Current portion of settled liabilities          $ 1,211,416
   Accounts payable and accrued expenses               795,859
   Loans and advances payable to stockholders           10,250
   Deferred salaries                                   650,226
   Convertible debenture                               500,000
                                                    ----------
      Total Current Liabilities                                    $3,167,751

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock $.20 par value:
   Authorized - 50,000,000 shares
     Issued and outstanding - 16,595,151             3,319,030
   Capital in excess of par value                    2,247,191
   Deficit accumulated in the development stage     (8,386,753)
                                                    ----------
      Total Stockholders' Equity (Deficiency)                      (2,820,532)
                                                                   ----------
                                                                  $   347,219
                                                                   ==========


             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                                                July 13, 1987
                                                           (Date of Inception)
                                     Year Ended August 31,         Through
                                      2000           1999      August 31, 2000
                                    ----------     ----------      ----------
NET SALES                          $   142,324    $   231,948     $   813,913
                                    ----------     ----------      ----------
COSTS AND EXPENSES:
   Cost of sales                        72,678        116,729         449,972
   Write-down of excess inventory       20,000           -             55,000
   General and administrative        2,014,465      1,467,701      11,340,241
                                    ----------     ----------      ----------
                                     2,107,143      1,584,430      11,845,213
                                    ----------     ----------      ----------
LOSS FROM OPERATIONS                (1,964,819)    (1,352,482)    (11,031,300)
                                    ----------     ----------      ----------
OTHER EXPENSES (INCOME):
   Interest expense                    132,956        191,346       1,106,579
   Interest income                      (7,149)        (2,186)        (16,861)
   Reorganization items                   -              -            365,426
   Litigation settlement                  -              -            198,996
                                    ----------     ----------      ----------
                                       125,807        189,160       1,654,140
                                    ----------     ----------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM            (2,090,626)    (1,541,642)    (12,685,440)

DISCONTINUED OPERATIONS                   -              -         (1,435,392)
                                    ----------     ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM      (2,090,626)    (1,541,642)    (14,120,832)

EXTRAORDINARY ITEM -
   Gains on debt discharge                -              -            507,952
                                    ----------     ----------      ----------
NET LOSS                           $(2,090,626)   $(1,541,642)   $(13,612,880)
                                    ==========     ==========      ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                15,567,052     12,901,549
                                    ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:                $      (.13)   $      (.12)
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


             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (Concluded)

                                                                                       Deficit
                                                 Common Stock                        Accumulated
                                           ------------------------    Capital        During the
                                           Number of                  in Excess      Development
                                             Shares        Amount    of Par Value        Stage
                                           ----------    ----------    ----------   ------------
YEAR ENDED AUGUST 31, 1996
   Issuance of common stock
     under private placement
     at $1 per share                          300,000   $    60,000   $   240,000  $        -
   Issuance of common stock in
     exchange for services at
     $1 per share                              62,500        12,500        50,000           -
   Net loss                                      -             -             -        (1,634,802)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1996                   8,549,500     1,709,900    (2,114,908)    (1,634,802)
YEAR ENDED AUGUST 31, 1997:
   Issuance of common stock under
     private placement at a range
     of $.75 to $1 per share                1,117,700       223,540       869,160           -
   Net loss                                      -             -             -        (1,599,841)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1997                   9,667,200     1,933,440    (1,245,748)    (3,234,643)
YEAR ENDED AUGUST 31, 1998:
   Issuance of common stock under
     private placement at $.90
     per share, net of expenses
     of $76,745                             1,388,884       277,777       895,474           -
   Issuance of common stock under
     private placement at $1 per share        550,000       110,000       440,000           -
   Issuance of common stock in
     exchange for services at a
     range of $.50 to $1 per share            119,200        23,840        45,360           -
   Shares issued in connection with
     debt discharge at a range of
     $.89 to $1 per share                     220,350        44,070       162,509           -
   Net loss                                      -             -             -        (1,519,842)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1998                  11,945,634     2,389,127       297,595     (4,754,485)
YEAR ENDED AUGUST 31, 1999
   Issuance of common stock under
     private placements at a range
     of $.50 to $.72 per share,
     net of expenses of $19,793             2,071,115       414,223       845,986           -
   Shares issued in connection with
     debt discharge at a range of
     $.95 to $.99 per share                    19,225         3,845        14,636           -
   Net loss                                      -             -             -        (1,541,642)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1999                  14,035,974   $ 2,807,195   $ 1,158,217    $(6,296,127)
YEAR ENDED AUGUST 31, 2000
   Issuance of common stock under
     private placements at $.67
     per share, net of expenses
     of $72,557                             1,641,792       328,358       699,085           -
   Issuance of common stock in
     exchange for conversion of
     convertible debentures at a
     rate of $.625 per share                  917,385       183,477       389,889           -
   Net loss                                      -             -             -        (2,090,626)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2000                  16,595,151   $ 3,319,030   $ 2,247,191    $(8,386,753)
                                           ==========    ==========    ==========   ============

             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS

                                                                           July 13, 1987
                                                                       (Date of Inception)
                                             Year Ended August 31,            Through
                                              2000           1999         August 31, 2000
                                            ----------     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(2,090,626)   $(1,541,642)     $(13,612,880)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization             345,595        344,628         1,817,089
     Extraordinary gain on debt discharge         -              -             (507,952)
     Amortization of interest expense for
       settled liabilities                        -            70,112           634,522
     Revaluation of assets and liabilities
       to fair value                              -              -              482,934
     Litigation settlement                        -              -              198,996
     Common stock issued in exchange
       for services                               -              -              131,700
     Write-down of excess inventory             20,000           -               55,000
     Changes in operating assets and
       liabilities (net of effects from
       reverse purchase acquisition):
         Accounts receivable - trade           (23,712)          -              (23,712)
         Inventories                           (31,691)       (20,401)         (157,694)
         Prepaid expenses                      (11,125)       (31,146)          (54,522)
         Accounts payable and accrued
           expenses                            285,688        116,488         3,180,210
         Security deposits                         457           -              (19,379)
         Deferred salaries                        -           107,700           650,226
         Obligation from discontinued
           operations                             -              -               51,118
                                            ----------     ----------        ----------
            Net cash flows from
             operating activities           (1,505,414)      (954,261)       (7,174,344)
                                            ----------     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                          (7,928)        (3,923)          (40,712)
 Increase in patent costs                      (25,050)        (7,980)         (164,320)
 Acquisition accounted for as a
   reverse purchase                               -              -             (517,893)
                                              ----------     ----------        ----------
            Net cash flows from
             investing activities              (32,978)       (11,903)         (722,925)
                                            ----------     ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                     -              -              721,000
 Principal payments on long-term debt             -              -              (75,000)
 Principal payments on settled
   liabilities                                (207,533)       (94,856)       (2,851,432)
 Proceeds from issuance of common
   stock, net of related expenses            1,027,443      1,260,209         8,474,943
 Proceeds from issuance of long-term debt         -              -              785,113
 Payments on advances from stockholder         (16,000)       (31,500)          (60,750)
 Loans and advances received from
   stockholders                                   -              -               79,053
 Interest accrued on loans from
   stockholder                                    -              -               (8,053)
 Proceeds from issuance of 8%
   convertible debentures                      500,000           -              936,002
                                            ----------     ----------        ----------
            Net cash flows from
             financing activities            1,303,910      1,133,853         8,000,876
                                            ----------     ----------        ----------
NET CHANGE IN CASH                            (234,482)       167,689           103,607

CASH AT BEGINNING OF YEAR                      338,089        170,400              -
                                            ----------     ----------        ----------
CASH AT END OF YEAR                        $   103,607    $   338,089       $   103,607
                                            ==========     ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $     8,852    $    16,953       $    71,226
                                            ==========     ==========        ==========
  Income taxes paid                        $      -       $      -          $      -
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for settlement of debt                 $   573,366    $    18,481       $   845,176
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for subscriptions receivable           $      -       $      -          $    95,000
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for services                           $      -       $      -          $   131,700
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

     Financial Instruments - Financial instruments include cash, accounts receivable, other assets, accounts payable, accrued expenses, settled liabilities, due to stockholders and convertible debentures. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $1,795 and $828 for the years ended August 31, 2000 and 1999, respectively.

     Intangible Assets - Patents are amortized on a straight-line basis over 5 years. Amortization expense totaled $343,800 for the years ended August 31, 2000 and 1999.

     Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation and net operating loss carryforwards.

     Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2000:

        Cash Concentrations - The Company maintains a cash balance with a financial institution which at some times exceeded federally insured limits.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

        Accounts Receivable - The Company grants unsecured credit to virtually all of its customers with one customer comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited.

     Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were $113,000 and $16,000 for the years ended August 31, 2000 and August 31, 1999, respectively.

     Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require companies to record compensation cost, for stock-based employee compensation plans, at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for warrants is recognized as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Earnings Per Share - Statement of Financial Accounting Standards
(SFAS) No. 128 "Earnings Per Share" requires the disclosure of both diluted and basic earnings per share. Basic earnings per share is based upon the weighted average of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities which would have an antidilutive effect on loss per share.


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

              NOTES TO FINANCIAL STATEMENTS

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


NOTE 3 - INVENTORIES:

     Inventories at August 31, 2000 consisted of the following:
               Raw material        $60,017
               Finished goods       42,677
                                  --------
                                  $102,694
                                  ========
     At August 31, 2000, the Company evaluated the components of its inventory including, among other issues, the future marketability of its previously manufactured product given its history of sales. At August 31, 2000, a portion of the Company's finished goods inventory was deemed to require a write-down for excess inventory of $20,000. The Company continues to evaluate its inventory for future usage in its normal course of business.

     At August 31, 2000, the Company had advanced approximately $40,000 to a vendor towards the future purchase of inventory. The advance has been included as a component of prepaid expenses and other current assets.


NOTE 4 - SETTLED CLAIMS:

     Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2000, settled liabilities payable totaled $1,211,416.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     During October of 1998, the Company settled outstanding claim obligations with three claimants. The claims, totaling approximately $19,000, were settled in exchange for the issuance of approximately 19,000 shares of the Company's common stock and warrants for the same number of shares of common stock. The warrants are exercisable at a price of $2 per share over a five year period. No gain or loss has been recognized for the extinguishment of these liabilities since the market price of the stock and warrants issued at the time of settlement approximated the debt outstanding.

     The claims settled were payable by the Company through September 27, 1999 and during the year ended August 31, 2000, the Company repaid approximately $207,000 towards settled claims.

     The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1996 through 2000 in the gross amount of approximately $1,187,000. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following:

               Legal fees and interest thereon  $543,464
               Interest                           11,741
               Payroll and payroll taxes          36,372
               Accounts payable                  144,500
               Other                              59,782
                                                --------
                                                $795,859
                                                ========

NOTE 6 - CONVERTIBLE DEBENTURES:

     During the year ended August 31, 2000 the Company issued, to an accredited investor, a $500,000 convertible debenture which matures on June 8, 2001, bearing interest at prime plus 1/2%. An option exists to extend the maturity date to December 31, 2001.

     The debenture entitles the holder, on or before June 8, 2001, to convert the debt into common stock at a rate of one share for each $0.5938 principal amount plus any outstanding accrued interest. The debenture has not been converted and unpaid interest has been accrued in the amount of $11,000.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     On December 15, 1999, convertible debentures issued in 1996 totaling $436,002 plus accrued interest of $137,694 were converted into 917,385 of the Company's common stock at a rate of $0.625 per share.


NOTE 7 - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

     At August 31, 2000, settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $791,000, all of which are delinquent (Note 4).


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     Lease - The Company's lease of its facility expires on August 31, 2001 with total lease commitments for the year then ended approximating $110,000.

     Rent expense, inclusive of taxes and insurance, was approximately $113,000 and $104,000 for the years ended August 31, 2000 and 1999, respectively.

     Employment Contract - On June 25, 1999, the Company entered into an employment contract with its former chief executive officer. The contract commenced on July 26, 1999, and was to continue in effect for a period of four years, with termination by the Company of the officer's employment at any time, with or without cause (as defined).

     Compensation under the terms of the contract included a base salary of $200,000 per annum with an incentive bonus of $25,000 due at the end of the thirteenth month of employment.

     The Company granted three warrants for the purchase of a maximum of 2,400,000 shares of the Company's common stock pursuant to the execution of this contract. Warrants for the purchase of 1,600,000 shares of common stock contained vesting contingencies based on stock price performance which did not materialize. Warrants for the remaining 800,000 shares vested at a rate of 200,000 shares on each anniversary following the commencement of employment at an exercise price of $0.5625 per share and expired seven years from the date of issuance.

     On August 26, 2000, the officer resigned his position with the Company and commensurate with that resignation all warrants were forfeited with the exception of 200,000 shares vested at an exercise price of $0.5625.

     Consulting Agreements - On December 20, 1999, the Company entered into a consulting agreement whereby it would issue shares of the Company's

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

common stock at a rate of 3,000 per month as compensation for assisting the Company in the sale of its products to the United States military and other agencies of the United States Government. The stock issued was held in escrow and is earned once certain defined sales levels are realized.
At August 31, 2000 such sales levels were not achieved. Subsequent to year-end, the Company hired this consultant as a full-time employee and effectively terminated the consulting agreement. Shares to be issued under the consulting agreement totaling 36,000 were then issued.

     Effective July 1, 1999, the Company entered into an agreement, expiring June 30, 2000, whereby a consultant was to provide among other services, assistance in the sale of the Company's products to targeted market sectors. As compensation for its services, the consultant was to receive $3,000 per month as well as 12,000 shares of common stock in the form of five year warrants exercisable at $1.25 per share. The warrants vested in quarterly increments through June 30, 2000 and are exercisable through June 30, 2004.


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

     Subsequent to the effective date of the Plan, the Company has generated approximately $6,123,000 in net operating losses which expire in 2015.

     The Company has a deferred tax asset of approximately $3,253,000 at August 31, 2000, representing principally the tax benefit of the loss carry forwards under Internal Revenue Code Section 172 and for periods subsequent to the effective date of the Plan. This deferred tax asset has been offset by a 100% valuation allowance. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on the Company's operating results to date, a full valuation allowance has been recorded at August 31, 2000.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

NOTE 11 - MAJOR CUSTOMERS:

     Sales to two customers represented 44% and 26% of net sales for the year ended August 31, 2000. Sales to two customers represented 83% and 12% of net sales for the year ended August 31, 1999.


NOTE 12 - JOINT VENTURE:

     On December 1, 1994 the Company entered into a licensing agreement with a German entity ("licensee") for producing, manufacturing, marketing and distributing the Company's products using the technology protected by the Company's patents. The licensing agreement applied to motor vehicles, industrial and agricultural vehicles and any similar transportation vehicles, including their components in a territory defined as worldwide. Included in the agreement was a provision for the future establishment of a joint venture with the licensee.

     The licensing agreement expired on June 30, 2000. Through the date of expiration the joint venture had no activities.

NOTE 13 - WARRANTS:

     Warrants for the purchase of common stock granted by the Company and outstanding at August 31, 2000 are as follows:

           Outstanding     Warrants     Warrants  Repriced
 Exercise  September 1,    Granted     Forfeited  Warrants   Outstanding
   Price       1999        in 2000      in 2000   in 2000  August 31, 2000
 --------   ----------    ---------    ---------  --------   ----------
 $0.50       2,400,000         -           -          -       2,400,000
  0.5625       800,000         -        (600,000)     -         200,000
  0.67            -       4,104,480         -         -       4,104,480
  0.72       2,777,780         -            -         -       2,777,780
  0.75            -          22,500         -         -          22,500
  1.00       4,544,718       50,000         -       74,000    4,668,718
  1.25          52,000         -            -         -          52,000
  1.50         978,500         -        (800,000)     -         178,500
  2.00       3,447,275       12,000         -      (24,000)   3,435,275
  2.50          35,000         -         (35,000)     -            -
  3.00       1,222,500         -        (800,000)     -         422,500
  3.25          50,000         -            -      (50,000)        -
  5.00          12,000         -         (12,000)     -            -
            ----------    ---------   -----------  --------  ----------
            16,319,773    4,188,980   (2,247,000)     -      18,261,753
            ==========    =========   ===========  ========  ==========

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     Warrants granted prior to August 31, 1998 are fully vested to the holders and expire over a period of three months to seven years from grant date. On July 20, 2000, the exercise date for 1,412,200 of warrants granted from August 1995 to February 1998 was extended to August 16, 2004. In addition, 74,000 of these warrants were repriced whereby the exercise price was reduced to $1.00 per share. At August 31, 2000, no loss or gain exists relating to this repricing based on the market price of the Company's common stock. Warrants granted during the year ended August 31, 2000 are exercisable over a period of four years and vest immediately.
The weighted-average grant date fair value of options granted during August 31, 2000 was $0.59. No warrants had been exercised by holders as of August 31, 2000.

     Proforma results of operations, had FAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense due to the vesting of 200,000 warrants granted during August 31, 1999. Compensation expense, based on the Black-Scholes option pricing formula, for the 200,000 warrants, is $90,000, resulting in a pro forma loss of $2,253,000, or a loss per share of $0.14.

     The fair value of the warrants were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 6.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 110% and an expected life equaling the warrants' exercise periods.

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

NOTE 14 - SUBSEQUENT EVENTS:

     Subsequent to August 31, 2000, the Company granted warrants for the purchase of 500,000 shares of common stock to an officer at an exercise price of $0.50.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     Effective September 1, 2000, the Company entered into an employment agreement with an officer (Note 8). Compensation consists of an annual base salary of $165,000 and an incentive bonus of a maximum of $15,000 based on sales for the twelve months ending September 30, 2001. Additionally, the Company granted a warrant for the purchase of 500,000 shares of common stock at an exercise price of $0.50 per share with vesting of 100,000 shares on the first five anniversary dates of the commencement date of the agreement.

     On September 7, 2000, the Company issued debentures of $350,000 on similar terms as the June 8, 2000 transaction (Note 6), except that the conversion price is $0.50 per share.