Form 10QSB
period 2000-11-30
NOFIRE TECHNOLOGIES INC
filed 2001-01-05
CIK 823070

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2000

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 16,631,151 shares of Common Stock as of December 31, 2000.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of November 30, 2000
         and August 31, 2000                                 3

         Statements of Operations for the Three Months
         ended November 30, 2000 and 1999                    5

         Statements of Cash Flows for the
         Three Months ended November 30, 2000 and 1999       6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  2000         2000
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $  428,581    $  103,607
    Accounts receivable - trade                    2,840        23,712
    Inventory                                    127,066       102 694
    Prepaid expenses and other current assets     49,475        54,522
                                               ---------    ----------
    Total Current Assets                         607,962       284,535
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation          12,886        13,466
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,504,844 at November 30, 2000 and
      $1,503,192 at August 31, 2000               28,187        29,839
    Security deposits                             19,379        19,379
                                              ----------     ---------
                                                  47,566        49,218
                                              ----------     ---------
                                              $  668,414    $  347,219
                                              ==========    ==========




















See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  2000          2000
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,205,638     $1,211,416
    Accounts payable and accrued expenses        707,723        795,859
    Loans and advances payable to
      stockholders                                10,250         10,250
    Deferred salaries                            650,226        650,226
    Convertible debentures - current             500,000        500,000
                                              ----------      ---------
    Total Current Liabilities                  3,073,837      3,167,751
                                              ----------      ---------

OTHER LIABILITIES:
    Convertible debentures - 1/2%
      over prime due April 30, 2002             600,000            -
                                              ----------      ---------

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 16,631,151
       shares at November 30, 2000 and
       16,595,151 at August 31, 2000           3,326,230      3,319,030
    Capital in excess of par value             2,250,071      2,247,191
    Deficit accumulated in the development
      stage                                   (8,581,724)    (8,386,753)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (3,005,423)    (2,820,532)
                                              ----------     ----------
                                              $  668,414     $  347,219
                                              ==========     ==========










See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                     July 13, 1987
                                                                       (Date of
                                         For the Three Months          Inception)
                                          Ended November 30,            through
                                           2000       1999          November 30, 2000
                                       ----------   ---------          ----------
                                             (UNAUDITED)               (UNAUDITED)
NET SALES                              $   37,220   $   45,413       $    851,133
                                       ----------   ----------         ----------
COSTS AND EXPENSES:
    Cost of sales                          16,758       21,553            466,730
    Write-down of excess inventory           -            -                55,000
    General and administrative            373,832      447,644         11,714,073
                                       ----------   ----------         ----------
                                          390,590      469,197         12,235,803
                                       ----------   ----------         ----------
LOSS FROM OPERATIONS                     (353,370)    (423,784)       (11,384,670)
                                       ----------   ----------         ----------
OTHER EXPENSES:
    Interest expense                       50,361       31,712          1,156,940
    Interest income                        (1,993)      (1,655)           (18,854)
    Reorganization items                     -            -               365,426
    Litigation settlement                    -            -               198,996
                                       ----------   ----------         ----------
                                           48,368       30,057          1,702,508
                                       ----------   ----------         ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                 (401,738)    (453,841)       (13,087,178)

DISCONTINUED OPERATIONS                      -            -            (1,435,392)
                                       ----------   ----------         ----------
LOSS BEFORE EXTRAORDINARY ITEM           (401,738)    (453,841)       (14,522,570)

EXTRAORDINARY ITEM - Gain on
  debt discharge                             -            -               507,952
                                       ----------   ----------         ----------
LOSS BEFORE INCOME TAXES               $ (401,738)  $ (453,841)      $(14,014,618)

DEFERRED INCOME TAX BENEFIT               206,767         -               206,767
                                       ----------   ----------         ----------
NET LOSS                               $ (194,971)  $ (453,841)      $(13,807,851)
                                       ==========   ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          16,610,151   14,035,974
                                       ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                          $    (0.01)  $    (0.03)
                                       ==========   ==========

See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                  For the Three Months      Inception)
                                                   Ended November 30,        through
                                                    2000       1999     November 30, 2000
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (194,971)  $ (453,841)  $(13,807,851)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                2,232       86,366      1,819,321
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                  10,080         -           141,780
        Write-down of excess inventory                -            -            55,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade            20,872         -            (2,840)
             Inventories                           (24,372)     (15,849)      (182,066)
             Prepaid expenses                        5,047       30,818        (49,475)
             Accounts payable and accrued
               expenses                            (88,136)      31,889      3,092,074
             Security deposits                        -            -           (19,379)
             Deferred salaries                        -            -           650,226
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (269,248)    (320,617)    (7,443,592)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -          (6,000)       (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -          (6,000)      (722,925)
                                               -----------    ---------     ----------









See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Three Months        Inception)
                                                 Ended November 30,          through
                                                 2000          1999      November 30, 2000
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -         1,506,113
   Principal payments on notes payable              -             -           (75,000)
   Principal payment of settled liabilities       (5,778)      (93,298)    (2,857,210)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -         8,474,943
   Payments on advances from stockholders           -             -           (60,750)
   Loans and advances from stockholders             -          194,500         79,053
   Interest accrued on loans from
     stockholders                                   -             -            (8,053)
   Proceeds from issuance of convertible
     debentures                                  600,000          -         1,536,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         594,222       101,202      8,595,098
                                              ----------    ----------     ----------
NET CHANGE IN CASH                               324,974      (225,415)       428,581

CASH AT BEGINNING OF PERIOD                      103,607       338,089           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $  428,581    $  112,674     $  428,581
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    1,349    $    1,370     $   72,575
                                              ==========    ==========     ==========

Income taxes paid (received)                  $ (206,767)   $     -        $ (206,767)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $     -       $     -        $  845,176
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $    10,080    $     -        $  141,780
                                              ==========    ==========     ==========







See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2000

NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2000 (the "10-KSB")and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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


NOTE 2 - Reorganization:

The Company owned 89% of the outstanding common stock of both No Fire Ceramic Products, Inc. and No Fire Engineering, Inc. together with an option to acquire the remaining 11% of such stock. Both of those subsidiaries were dissolved during the fiscal year ended August 31, 1997.

Under a Chapter 11 proceeding, the Bankruptcy Court confirmed a Plan of Reorganization for the Company which became effective on August 11, 1995. Claims of creditors, to the extent allowed under the Plan, were required to be paid over a four year period.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                           November 30, 2000



NOTE 3 - Management's Actions to Overcome Operating and Liquidity
         Problems:

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

Management believes that actions it has undertaken to revise the Company's operating and marketing structure should provide it with the opportunity to generate revenues needed to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations. Agreements for future infusion of capital are discussed in the Management's Discussion of Liquidity and Capital Resources section.


NOTE 4 - Warrants:

The Company has issued warrants for the purchase of common stock as follows:

    Shares               Exercise Price
  ----------             --------------
      40,000                  $ .40
   2,940,000                    .50
     700,000                    .5625
   4,104,480                    .67
   2,777,780                    .72
      22,500                    .75
   4,668,718                   1.00
      52,000                   1.25
     178,500                   1.50
   3,435,275                   2.00
     422,500                   3.00
  ----------
  19,341,753

The warrants vest to the holders in various intervals ranging from issue date to seven years from issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing, and now has numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company is substantially increasing its marketing efforts principally by retaining the services of specialized marketing firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, shipping, wood products, structural steel and nuclear power plants. Significant tests were passed and approvals received in the past fiscal year to qualify the Company's products in naval and other military and governmental applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, and most importantly, the slow process of specifying new products in highly regulated industrial applications.

In general, the Company's products perform their intended uses well and are beginning to be sold commercially in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of present products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated. Additional efforts are also being directed to increase international sales by establishing distributor relationships in strategic locations throughout the industrialized world.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents.


COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999

Sales of $37,220 for the three months ended November 30, 2000 represented a decrease of 18% from the $45,413 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased 22% from $21,553 to $16,758 resulting in a gross profit of $20,462 compared to $23,860 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2000 were $373,832, representing a decrease of $73,812 or 16% from the $447,644 of the similar period of the prior year. The most significant change was a decrease of $84,000 in the amortization of patents and other assets. The value of those assets was established at the conclusion of the Chapter 11 proceeding in 1995 and was amortized over five years ending in fiscal 2000. This reduced expense was partially offset by an increase of $33,900 in professional fees which included costs for resolution of matters related to the issuance of the new convertible debentures and acceleration of the cost of the annual audit. The $18,311 increase in interest expense mainly results from the interest accrued on the new convertible debentures. During the quarter in 2000, the Company realized $206,767 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.


LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2000 the Company had cash balances of $428,581. In order to fund continuing operations during the three months ended on that date, $600,000 was obtained through issuance of convertible debentures. The debentures are convertible into common stock at a price of $0.50 per share, bear interest at 1/2% over the prime rate and mature on April 30, 2002. If interest payments are current, the Company may extend the maturity date to December 31, 2002. The issuance was to an accredited investor. An additional $206,767 was obtained through the sale of New Jersey Operating Loss Carry Forward as described above. In an existing agreement, at their option or when certain sales criteria are met, an investment group consisting of accredited investors will invest an additional $650,000 in exchange for 866,667 units consisting of one share of common stock and five-year warrants for two and one-half shares at an exercise price of $0.75 per share. The investment group has exercised prior agreements of this nature, and has advised the Company that it has and will continue to file all reports with the SEC that it deems appropriate including Schedules 13D and Forms 3 and 4. Because of its limited cash resources, the Company has deferred payment of $1,187,503 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering such as sales under the agreement noted above. There is no assurance that the Company will be successful in securing requisite financing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended November 30, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 2, 2001             NoFire Technologies, Inc.


                                   By:  /s/ William A. Retz
                                        William A. Retz
                                        Chief Executive Officer


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman of the Board,
                                        Chief Operating Officer
                                        and Treasurer