Form 10QSB
period 2001-02-28
NOFIRE TECHNOLOGIES INC
filed 2001-04-13
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2001

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 16,631,151 shares of Common Stock as of March 30, 2001.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of February 28, 2001
         and August 31, 2000                                 3

         Statements of Operations for the Six Months
         ended February 28/29, 2001 and 2000; and the
         Three months ended February 28/29, 2001 and
         2000                                                5

         Statements of Cash Flows for the Six Months
         ended February 28/29, 2001 and 2000                 6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                               February 28,  August 31,
                                                  2001         2000
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $   81,452    $  103,607
    Accounts receivable - trade                   86,281        23,712
    Inventory                                    129,101       102,694
    Prepaid expenses and other current assets     54,613        54,522
                                               ---------    ----------
    Total Current Assets                         351,447       284,535
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation          12,304        13,466
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,506,495 at February 28, 2001 and
      $1,503,192 at August 31, 2000               26,536        29,839
    Security deposits                             19,379        19,379
                                              ----------     ---------
                                                  45,915        49,218
                                              ----------     ---------
                                              $  409,666    $  347,219
                                              ==========    ==========





















See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 28,   August 31,
                                                  2001          2000
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,199,729     $1,211,416
    Accounts payable and accrued expenses        754,334        795,859
    Loans, and advances payable to
      stockholders                                10,250         10,250
    Deferred salaries                            650,226        650,226
    Convertible debentures - current             500,000        500,000
                                              ----------      ---------
                                               3,114,539      3,167,751
                                              ----------      ---------

OTHER LIABILITIES:
    Convertible debentures - 1/2%
      over prime, due April 30, 2002             600,000           -
                                              ----------      ---------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 16,631,151
       shares at February 28, 2001 and
       16,595,151 at August 31, 2000           3,326,230      3,319,030
    Capital in excess of par value             2,250,071      2,247,191
    Deficit accumulated in the development
      stage                                   (8,881,174)    (8,386,753)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (3,304,873)    (2,820,532)
                                              ----------     ----------
                                              $  409,666     $  347,219
                                              ==========     ==========












See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                        July 13, 1987
                                                                                          (Date of
                                       For the Six Months       For the Three Months     Inception)
                                      Ended February 28/29,     Ended February 28/29,      through
                                        2001       2000            2001       2000     February 28, 2001
                                    ----------   ----------     ----------   ----------     ----------
                                          (UNAUDITED)               (UNAUDITED)
NET SALES                            $ 141,002       63,726      $ 103,782  $   18,313     $   954,915
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                       65,108       31,388         48,350        9,835        515,080
    Write-down of excess inventory        -            -              -            -            55,000
    General and administrative         677,068      961,294        303,236      513,650     12,017,309
                                    ----------   ----------     ----------   ----------     ----------
                                       742,176      992,682        351,586      523,485     12,587,389
                                    ----------   ----------     ----------   ----------     ----------
LOSS FROM OPERATIONS                  (601,174)    (928,956)      (247,804)    (505,172)   (11,632,474)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                   104,947       58,441         54,586       26,729      1,211,526
    Interest income                     (4,932)      (1,805)        (2,939)        (150)       (21,793)
    Reorganization items                  -            -              -            -           365,426
    Litigation settlement                 -            -              -            -           198,996
                                    ----------   ----------     ----------   ----------     ----------
                                       100,015       56,636         51,647       26,579      1,754,155
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM              (701,189)    (985,592)      (299,451)    (531,751)   (13,386,629)

DISCONTINUED OPERATIONS                   -            -              -            -        (1,435,392)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM        (701,189)    (985,592)      (299,451)    (531,751)   (14,822,021)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -           507,952
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE INCOME TAXES              (701,189) $  (985,592)    $ (299,451)  $ (531,751)  $(14,314,069)

DEFERRED INCOME TAX BENEFIT            206,767         -              -            -           206,767
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                           $  (494,422) $  (985,592)    $ (299,451)  $ (531,751)  $(14,107,302)
                                    ==========   ==========     ==========   ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       16,628,151   14,538,952     16,626,651   14,287,463
                                    ==========   ==========     ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                       $    (0.03)  $    (0.07)    $    (0.02)  $    (0.04)
                                    ==========   ==========     ==========   ==========







See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS
                                                                           July 13, 1987
                                                                             (Date of
                                                   For the Six Months       Inception)
                                                  Ended February 28/29,      through
                                                    2001        2000     February 28, 2001
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (494,422)  $ (985,592)  $(14,107,302)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                4,465      172,798      1,821,554
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                  10,080         -           141,780
        Write-down of excess inventory                -            -            55,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade           (62,569)        -           (86,281)
             Inventory                             (26,407)     (25,855)      (184,101)
             Prepaid expenses                          (91)      30,704        (54,613)
             Accounts payable and accrued
               expenses                            (41,524)      99,852      3,138,686
             Security deposits                        -            -           (19,379)
             Deferred salaries                        -            -           650,226
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (610,468)    (708,093)    (7,784,812)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -          (7,928)       (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -          (7,928)      (722,925)
                                               -----------    ---------     ----------











See accompanying notes to financial statements


                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS
                                                                           July 13,1987
                                                                            (Date of
                                                For the Six Months          Inception)
                                               Ended February 28/29,          through
                                                 2001          2000      February 28, 2001
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -         1,506,113
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities      (11,687)     (171,253)    (2,863,119)
   Proceeds from issuance of common stock,
     net of related expenses                        -        1,100,000      8,474,943
   Payments on advances from stockholders           -          (16,000)       (60 750)
   Loans and advances from stockholders             -             -            79,053
   Interest accrued on loans from
     stockholders                                   -             -            (8,053)
   Proceeds from issuance of convertible
     debentures                                  600,000          -         1,536,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         588,313       912,747      8,589,189
                                              ----------    ----------     ----------
NET CHANGE IN CASH                               (22,155)      196,726         81,452

CASH AT BEGINNING OF PERIOD                      103,607       338,089           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $   81,452    $  534,815     $   81,452
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    2,108    $   27,485     $   73,334
                                              ==========    ==========     ==========

Income taxes paid (benefit)7                  $ (206,767)   $     -        $ (206,767)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt and
  accrued interest                            $     -       $  573,366     $  845,176
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $   10,080    $     -        $  141,780
                                              ==========    ==========     ==========







See accompanying notes to financial statements


                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 28, 2001

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

                           February 28, 2001


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





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing and now has numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company is substantially increasing its marketing efforts principally by retaining the services of specialized distribution firms. The
Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, maritime, wood products, structural steel and nuclear power plants. Significant tests were passed and approvals received in the past fiscal year to qualify the Company's products in naval and other military and governmental applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, and most importantly, the slow process of specifying new products in highly regulated industrial applications.

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


COMPARISON SIX MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Sales of $141,002 for the six months ended February 28, 2001 represented an increase of $77,276 or 121% from the $63,726 of the comparable six-month period of the prior year. Cost of goods sold during the same periods were $65,108 compared to $31,388, resulting in a gross profit of $75,894 compared to $32,338 in the prior year. General and administrative expenses for the six months ended February 28, 2001 were $677,068 representing a decrease of $284,226 or 30% from the $961,294 of the similar period of the prior year.
The most significant change was a decrease of $168,600 in the amortization of patents and other assets. The value of those assets was established at the conclusion of the Chapter 11 proceeding in 1995 and was amortized over five years ending in fiscal 2000. Other decreases were $32,600 in legal fees, $26,500 in testing expenses and $36,000 in officer salaries and bonuses.


The $46,506 increase in interest expense mainly results from the interest accrued on the new convertible debentures. During the period ended in 2001, the Company realized $206,767 through the sale of a portion of its New Jersey
Net Operating Loss Carry Forward under a program sponsored by that state.


COMPARISON THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

Sales of $103,782 for the three months ended February 28, 2001 represented an increase of $85,469 from the $18,313 for the comparable three-month period of the prior year. The later year's sales were comprised of shipments to three times the number of customers as the earlier period. Cost of goods sold for the same periods increased to $48,350 from $9,835, resulting in a gross profit of $55,432 compared to $8,478 in the similar period of the prior year. General and administrative expenses for the three months ended February 28, 2001 were $303,236 representing a decrease of $210,414 or 41% from the $513,650 of the similar period of the prior year. The most significant decrease was $84,300 in the amortization of patents and other assets. The value of those assets was established at the conclusion of the Chapter 11 proceeding in 1995 and was amortized over five years ending in fiscal 2000. Other decreases were $50,100 in legal fees and $25,000 in testing costs. The $27,857 increase in interest expense mainly results from the interest accrued on the new convertible debentures.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2001 the Company had cash balances of $81,452.  In order to fund continuing operations during the six months ended on that date,
$600,000 was obtained through issuance of convertible debentures.  The debentures are convertible into common stock at a price of $0.50 per share, bear interest at 1/2% over the prime rate and mature on April 30, 2002.  If interest payments are current, the Company may extend the maturity date to
December 31, 2002.  The issuance was to an accredited investor.  An additional
$206,767 was obtained through the sale of a portion of the Company's New Jersey
Operating Loss Carry Forward as described above.  In an existing agreement, at its option or when certain sales criteria are met, an investment group consisting of accredited investors may invest an additional $650,000 in exchange for 866,667 units consisting of one share of common stock and five-year warrants for two and one-half shares at an exercise price of $0.75 per share.  The investment group previously purchased similar units under similar agreements.  The investment group has advised the Company that it has and will continue to file all reports with the
SEC that it deems appropriate including Schedules 13D and Forms 3 and 4.  Because of its limited cash resources, the Company has deferred payment of $1,187,503 of the installments of the Chapter 11 liability to unsecured creditors that were due in
September 1996, 1997, 1998 and 1999.  Of that deferred amount, $790,686 is due to officers and directors of the Company.  In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering such as sales under the agreement noted above.  There is no assurance that the Company will be successful in securing adequate financing.  On March 5, 2001, an additional $200,000 of convertible debentures were issued under the same terms and with the same maturity date as the prior issuance described above.  Through April 30, 2001, and if required to meet the Company's current business plan, an additional $200,000 of convertible debentures may be issued to the same investor.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2001             NoFire Technologies, Inc.


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

































