Form 10QSB
period 2001-05-31
NOFIRE TECHNOLOGIES INC
filed 2001-07-12
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended May 31, 2001

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 19,820,430 shares of Common Stock as of June 30, 2001.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of May 31, 2001
         and August 31, 2000                                 3

         Statements of Operations for the Nine Months
         ended May 31, 2001 and 2000; and the Three
         Months ended May 31, 2001 and 2000                  5


         Statements of Cash Flows for the Nine Months
         ended May 31, 2001 and 2000                         6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31     August 31,
                                                  2001         2000
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $  132,717    $  103,607
    Accounts receivable - trade                   31,054        23,712
    Inventory                                    157,512       102,694
    Prepaid expenses and other current assets     54,158        54,522
                                               ---------    ----------
    Total Current Assets                         375,441       284,535
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation          11,724        13,466
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,508,147 at May 31, 2001 and
      $1,503,192 at August 31, 2000               24,884        29,839
    Security deposits                             19,379        19,379
                                              ----------     ---------
                                                  44,263        49,218
                                              ----------     ---------
                                              $  431,428    $  347,219
                                              ==========    ==========




















See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  2001          2000
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Current portion of settled liabilities    $1,193,686     $1,211,416
    Accounts payable and accrued expenses        746,678        795,859
    Loans, and advances payable to
      stockholders                                10,250         10,250
    Deferred salaries                            650,226        650,226
    Convertible debentures - 1/2%
      over prime, due within one
      year                                     1,500,000        500,000
                                              ----------      ---------
                                               4,100,840      3,167,751
                                              ----------      ---------

OTHER LIABILITIES:                                  -              -
                                              ----------      ---------

STOCKHOLDERS'  EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 16,631,151
       shares at May 31, 2001 and
       16,595,151 at August 31, 2000           3,326,230      3,319,030
    Capital in excess of par value             2,250,071      2,247,191
    Deficit accumulated in the development
      stage                                   (9,245,713)    (8,386,753)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (3,669,412)    (2,820,532)
                                              ----------     ----------
                                              $  431,428     $  347,219
                                              ==========     ==========












See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                         July 13, 1987
                                                                                           (Date of
                                      For the Nine Months        For the Three Months      Inception)
                                         Ended May 31,              Ended May 31,           through
                                        2001       2000            2001       2000        May 31, 2001
                                    ----------   ----------     ----------   ----------     ----------
                                          (UNAUDITED)               (UNAUDITED)            (UNAUDITED)
NET SALES                            $ 171,641   $   91,417      $  30,639  $    27,691    $   985,554
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                       79,849       45,400         14,741       14,012        529,821
    Write-down of excess inventory        -            -              -            -            55,000
    General and administrative       1,000,937    1,508,116        323,869      546,822     12,341,178
                                    ----------   ----------     ----------   ----------     ----------
                                     1,080,786    1,553,516        338,610      560,834     12,925,999
                                    ----------   ----------     ----------   ----------     ----------
LOSS FROM OPERATIONS                  (909,145)  (1,462,099)      (307,971)    (533,143)   (11,940,445)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                   162,826       93,917         57,879       35,476      1,269,405
    Interest income                     (6,244)      (4,568)        (1,312)      (2,762)       (23,105)
    Reorganization items                  -            -              -            -           365,426
    Litigation settlement                 -            -              -            -           198,996
                                    ----------   ----------     ----------   ----------     ----------
                                       156,582       89,349         56,567       32,714      1,810,722
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM            (1,065,727)  (1,551,448)      (364,538)    (565,857)   (13,751,167)

DISCONTINUED OPERATIONS                   -            -              -            -        (1,435,392)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM      (1,065,727)  (1,551,448)      (364,538)    (565,857)   (15,186,559)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -           507,952
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE INCOME TAXES            (1,065,727) $(1,551,448)      (364,538)    (565,857)   (14,678,607)

DEFERRED INCOME TAX BENEFIT            206,767         -              -            -           206,767
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                           $  (858,960) $(1,551,448)    $ (364,538)  $ (565,857)  $(14,471,840)
                                    ==========   ==========     ==========   ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       16,629,151   15,224,352     16,628,651   14,881,652
                                    ==========   ==========     ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                       $    (0.05)  $    (0.10)    $    (0.02)  $    (0.04)
                                    ==========   ==========     ==========   ==========






See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                   For the Nine Months      Inception)
                                                      Ended May 31,          through
                                                    2001        2000       May 31, 2001
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (858,960) $(1,551,448)  $(14,471,840)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                6,697      259,196      1,823,786
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                  10,080         -           141,780
        Write-down of excess inventory                -            -            55,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade            (7,342)        -           (31,054)
             Inventory                             (54,818)     (34,855)      (212,512)
             Prepaid expenses                          364      (14,756)       (54,158)
             Accounts payable and accrued
               expenses                            (49,181)     169,048      3,131,029
             Security deposits                        -            -           (19,379)
             Deferred salaries                        -            -           650,226
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (953,160)  (1,172,815)    (8,127,504)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -          (7,928)       (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -          (7,928)      (722,925)
                                               -----------    ---------     ----------










See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13,1987
                                                                           (Date of
                                                 For the Nine Months      Inception)
                                                    Ended May 31,           through
                                                 2001          2000       May 31, 2001
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -         1,506,113
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities      (17,730)     (190,017)    (2,869,162)
   Proceeds from issuance of common stock,
     net of related expenses                        -        1,100,000      8,474,943
   Payments on advances from stockholders           -          (16,000)       (60 750)
   Loans and advances from stockholders             -             -            79,053
   Interest accrued on loans from
     stockholders                                   -             -            (8,053)
   Proceeds from issuance of convertible
     debentures                                1,000,000          -         1,936,002
                                              ----------    ----------     ----------
Net cash flows from financing activities         982,270       893,983      8,983,146
                                              ----------    ----------     ----------
NET CHANGE IN CASH                                29,110      (286,760)       132,717

CASH AT BEGINNING OF PERIOD                      103,607       338,089           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $  132,717    $   51,329     $  132,717
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    2,752    $    7,405     $   73,978
                                              ==========    ==========     ==========

Income taxes paid (benefit)                   $ (206,767)   $     -        $ (206,767)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt and
  accrued interest                            $     -       $  573,366     $  845,176
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $   10,080    $     -        $  141,780
                                              ==========    ==========     ==========






See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 2001

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

                              May 31, 2001


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

Management believes that successful passing of stringent tests, obtaining various civil and government approvals, and actions it has undertaken to revise the Company's operating and marketing structure, should provide it with the opportunity to generate revenues needed to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing and now has numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company is substantially increasing its marketing efforts principally by retaining the services of specialized distribution firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, maritime, wood products, structural steel and nuclear power plants. Significant tests were passed and approvals received in the past fiscal year to qualify the Company's products in naval and other military and governmental applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, the slow process of specifying new products in highly regulated industrial applications, and decisions not to use any fire retardant product.

In general, the Company's products perform their intended uses well and are being sold commercially in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of present products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated. Additional efforts are also being directed to increase international sales by establishing distributor relationships in strategic locations throughout the industrialized world.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents or new full time employees on a heavily weighted commission basis.


COMPARISON NINE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000

Sales of $171,641 for the nine months ended May 31, 2001 represented an increase of $80,224 or 88% from the $91,417 of the comparable nine-month period of the prior year. Cost of goods sold during the same periods were $79,849 compared to $45,400, resulting in a gross profit of $91,792 compared to $46,017 in the prior year. General and administrative expenses for the nine months ended May 31, 2001 were $1,000,937 representing a decrease of $507,179 or 34% from the $1,508,116 of the similar period of the prior year. The most significant change was a decrease of $252,895 in the amortization of patents and other assets. The value of those assets was established at the conclusion of the Chapter 11 proceeding in 1995 and was amortized over five years ending in fiscal 2000. Other decreases were $57,600 in testing expenses, $38,800 in legal fees, $37,000 in marketing consultants, $34,900 in travel expenses and $31,000 in officer salaries and bonuses.

The $68,909 increase in interest expense mainly results from the interest accrued on the new convertible debentures. During the period ended in 2001, the Company realized $206,767 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.


COMPARISON THREE MONTHS ENDED May 31, 2001 AND MAY 31, 2000

Sales of $30,639 for the three months ended May 31, 2001 represented an increase of $2,948 from the $27,691 for the comparable three-month period of the prior year. The later year's sales were comprised of shipments to twice the number of customers as the earlier period. Cost of goods sold for the same periods increased to $14,741 from $14,012, resulting in a gross profit of $15,898 compared to $13,679 in the similar period of the prior year. General and administrative expenses for the three months ended May 31, 2001 were $323,869 representing a decrease of $222,953 or 41% from the $546,822 of the similar period of the prior year. The most significant decrease was $84,300 in the amortization of patents and other assets. The value of those assets was established at the conclusion of the Chapter 11 proceeding in 1995 and was amortized over five years ending in fiscal 2000. Other decreases were $37,000 in marketing consulting fees and $31,100 in testing costs. The $22,403 increase in interest expense mainly results from the interest accrued on the new convertible debentures.


LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2001 the Company had cash balances of $132,717. In order to fund continuing operations during the nine months ended on that date, $1,000,000 was obtained through issuance of convertible debentures. The debentures are convertible into common stock at a price of $0.50 per share, bear interest at 1/2% over the prime rate and mature on April 30, 2002. If interest payments are current, the Company may extend the maturity to December 31, 2002. The issuance was to an accredited investor who has advised the Company that it has and will continue to file all reports with the SEC that it deems appropriate including Schedules 13D and Forms 3 and 4. An additional $206,767 was obtained through the sale of a portion of the Company's New Jersey Operating Loss Carry Forward as described above. On June 22, 2001, all convertible debentures and interest accrued on them were converted into 3,189,279 shares of common stock.

Because of its limited cash resources, the Company has deferred payment of $1,187,503 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing adequate financing






 .

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 11, 2001              NoFire Technologies, Inc.


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