Form 10KSB
period 2001-08-31
NOFIRE TECHNOLOGIES INC
filed 2001-11-27
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 2001

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


Issuer's revenues for its fiscal year ended August 31,2001    $239,186


Aggregate market value of the voting stock held by
non-affiliates as of November 1, 2001                       $3,500,835


Number of shares of common stock outstanding as of as of
November 1, 2001                                            19,820,430


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


BUSINESS OF THE COMPANY

The business of the Company is the development, manufacture and marketing of fire retardant products and related consulting services.
The Company manufactures a liquid fire retardant for use as a coating material, like paint, on many different kinds of substances to render them fire and heat resistant. The product can be manufactured in various liquid forms, specifically adapted for the particular substrate, application and degree of protection required; or as a coated textile product, typically a woven fiberglass material, coated with the NoFire liquid product.

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

During fiscal 1999 the Company purchased from a non-affiliate the following United States Patent for $7,980:

     No. 4,956,218 - Fire Protection Blanket, issued September 11,
        1990.

The Company has submitted three additional patent applications to the United States Patent Office.

Although the Company believes its patents are valid and enforceable, in the event of a challenge to their validity or an infringement of such patents, the Company's limited financial resources may restrict its ability to defend or enforce its rights under such patents in legal proceedings.

The NoFire products are potentially useful on many different substrates, including wood and wood products, metals (steel, aluminum, and various alloys), certain plastics, fabrics and textiles (fiberglass, natural and synthetic fibers). Industries that are presently using these types of product or are evaluating applications for them include maritime, military, nuclear power plants, construction, wood products manufacturing, public and private housing, hotels, railway, aircraft, and airports. In developing these opportunities, the Company has passed numerous tests and obtained various certifications for specific applications.


MARKETING/DISTRIBUTION

The Company markets its products using several different methods, depending upon the applications, industry, product, or territory being targeted. These methods include: direct marketing; use of independent agents/distributors; and exclusive and nonexclusive licensing arrangements. Because the Company has limited resources, it relies primarily upon independent parties to market and distribute ts products. In fiscal 2001, the Company added distributors for California, Hawaii, the South, Southwest and Middle Atlantic States, as well as Europe, the Middle East and India.


COMPETITION

There are many types of fire retardant products in general use today for many different applications. In addition to intumescent products, ablative, insulative and cementitious products are used, depending on the particular application, severity of fire retardant requirements, weight, space restrictions, and cost. Competition for the NoFire products may include all of these types of fire retardants and will depend on the particular application targeted. Typically, each application has a product or fire retardant technique of choice, which is usually the least expensive fire protection that meets the necessary requirements. Among the Company's primary competitors (products) are: W.R. Grace & Co. (Monocote); Carboline Company (Pyrocrete, Pyrolite, Nullifire);
U.S. Gypsum (gypsum board); Stanchem Manufacturing (Albiclad); A/D Fireproofing (A/D Firefilm); PPG Industries (PittChar); DuPont (Nextel); Textron, Inc. (Chartek); Minerals Technology, Inc. (Firex); Herbert Co. (Unitherm); and various wood coatings manufactured by Albi, American Vamag, 3M, and DuPont. Such products may have a competitive advantage over the NoFire products because they either have an established share of the market, are well publicized and recognized, and/or are manufactured by companies having far greater resources than the Company.

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


MAJOR CUSTOMERS

The Company's two largest customers during the most recent fiscal year represented 23% and 11% of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.

GOVERNMENT REGULATIONS AND APPROVALS; RESEARCH AND DEVELOPMENT

For most applications, fire retardant products are required to undergo testing for approvals by government or independent laboratories. These requirements are typically determined either by government agencies, such as the U.S. Nuclear Regulatory Commission, U.S. Coast Guard or U.S. Navy; or nationally recognized organizations, such as the American Society for Testing and Material ("ASTM") or Underwriters Laboratories, Inc. ("UL"); or international organizations such as the International Maritime Organization ("IMO").

Product development is continuing in many different areas, and various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and IEEE
383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754(18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy's Qualified Product List (QPL), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organization's SOLAS codes by the U.S. Coast Guard and four of the world's major ship registries, and were approved by Det Norske Veritas for distribution in the European Community (EC). Structural steel fire barrier tests were passed at Underwriters Laboratories allowing sales for this application.

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


EMPLOYEES

As of November 1, 2001, the Company had seven employees, six of whom were full-time employees.


Item 2.  DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial
Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space at an approximate monthly rental of $9,660 pursuant to a lease expiring August 31, 2002.


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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               None

                                PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a)  MARKET INFORMATION
The Company's shares are quoted on the "OTC Bulletin Board". Pink Sheets, LLC, formerly The National Quotation Bureau, reported the following high and low bid quotations which reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

                          2000-2001             1999-2000
     Quarter Ended      High      Low         High      Low
     -------------      ----      ---         ----      ---
     November 30       $0.4375   $0.3125     $0.73     $0.57
     February 29/28    $0.3125   $0.125      $1.125    $0.4375
     May 31            $0.35     $0.13       $0.875    $0.4375
     August 31         $0.65     $0.16       $0.59375  $0.375

     (b)  HOLDERS
As of November 1, 2001, there were approximately 290 holders of record of the Company's outstanding Common Stock.

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continues product development and application testing. As a result of this activity, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications have been filed resulting in the issuance of five patents since August 1995 and three applications awaiting action by the U.S. Patent Office referred to in Item 1 - Business of the Company.

Marketing efforts to develop new applications and establish new customers were continued in fiscal 2001. The efforts undertaken by the Company in product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2002 and beyond.

The greatest obstacles encountered in obtaining major sales contracts are the multitude of tests and approvals required, competition against well established and better capitalized companies, cost, and the slow process of specifying a new product in highly regulated applications. The Company intends to continue its research efforts to adapt its products to meet market requirements. Sales and marketing efforts will concentrate on current products and applications through direct sales and distributor license agreements with the Company providing a major role in training representatives. Continuing efforts are being made to obtain greater domestic and international sales by enlarging the Company's distributor network.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents or new full time employees on a heavily weighted commission basis.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2000, funds required to continue the Company's product development and marketing efforts were provided by the private sale of common stock with warrants in the amount of $1,100,000. The investors were entitled to 1,641,792 units consisting of one share of common stock and warrants for two and one-half shares of common stock at an exercise price of $0.67 per share expiring five years from date of issue. The sale was to a group of accredited investors who has advised the Company that it has and will continue to file all reports with the SEC that it deems appropriate including Schedules 13D and Forms 3 and 4. Additionally, the Company sold to one member of that same group debentures of $500,000 in fiscal 2000 and $1,000,000 in fiscal 2001. The debentures were convertible into common stock, and during fiscal 2001 the total debentures of $1,500,000, along with accrued interest of $94,640, were converted at the rate of $0.50 per share into 3,189,279 shares of common stock. Also in fiscal 2001, $206,767 was obtained through the sale of a portion of the Company's New Jersey Operating Loss Carry Forward under a program sponsored by that state.

Because of limited cash resources, the Company has deferred payment of $1,187,503 from the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of the delinquent amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering.

The Company looks forward to substantially increased sales in fiscal 2002 which will provide the Company with additional cash resources.

There is no assurance that revenues from sales, and/or financing efforts described above will be sufficient to fund the Company's cash requirements in the future.

On September 24, 2001, the Company sold to an accredited investor a note for $150,000. The note bears interest at a rate of 8%, is due no later than January 31, 2002 and is secured by the assignment of the proceeds of an additional sale of the Company's New Jersey Net Operating Loss Carry Forward due in November 2001. In connection with the issuance of the note, five-year warrants were granted for 100,000 shares of common stock at an exercise price of $0.20 per share.



RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2001 AND 2000

The Company remained a development stage company in fiscal year 2001. Sales of $239,185 represented an increase of $96,861 or 68% from the $142,324 in the prior year.

The net loss of $1,185,436 for fiscal year 2001 was $905,190 or 43% less than the net loss of $2,090,621 in the prior year.

The write-down of excess inventory of $20,000 in fiscal 2000 increased the reserve for excess inventory to an amount considered reasonable at the end of that fiscal year. No such adjustment was considered necessary at the end of fiscal 2001.

General and administrative expenses of $1,332,213 in fiscal year 2001 were $682,252 or 34% less than the prior year. The most significant change was a decrease of $337,000 in the amortization of patents and other assets. The value of those assets was established at the conclusion of the Chapter 11 proceedings in 1995 and was amortized over five years ending in fiscal 2000. Other decreases were $123,600 in testing expenses, $59,000 in marketing consultants, $51,400 in officer salaries and bonuses, and $49,800 in travel expenses.

The $66,820 increase in interest expense mainly results from the interest accrued on the convertible debentures issued between June 2000 and April 2001, all of which were converted to common stock in June 2001. During fiscal 2001, the Company realized $206,767 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 2001, together with the report thereon by the Company's independent auditors, Wiss & Company, LLP, ("Wiss"), are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

William A. Retz               61        Director and Chief
                                        Executive Officer

Sam Oolie                     65        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer
                                        and Treasurer

Samuel Gottfried              55        Director, President,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Bernard J. Koster             68        Director

Gerald H. Litwin              59        Director

Alphonso Margino              63        Vice President
                                        and Secretary

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.


William A. Retz
     Rear Admiral Retz USN (Ret) became Chief Executive Officer and a director effective September 1, 2000. Admiral Retz concluded a distinguished thirty-two year career with the US Navy in 1995. From 1996 to 1999 he was Vice President of ARAMARK Corp., a large managed services company, and also was a consultant in his own company. He presently serves as a director of AEPTEC Corp, a wireless computor solutions company; and several non-profit organizations including Leadership Inc., Independence Seaport Museum (Secretary), Surface Navy Association (PR Chair), National Defense Industrial Association (Vice President) and Navy League of the US.

Sam Oolie
     Mr. Oolie has served as a Director of the Company since September, 1993, as Chairman of the Board since August 16, 1995, and as Chief Operating Officer since July 26, 1999. He was Chief Executive Officer from August 16, 1995 to July 26, 1999. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privately owned investment company. Mr. Oolie also serves as a Director of Comverse Technology, Inc., a manufacturer of voice storage and forwarding systems and message management computer services, since May, 1985; and NCT Group, Inc., a company that develops and manufactures electronic noise cancellation devices, since April, 1987.

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


During the past five years none of the foregoing persons (a) has served as a general partner or an executive officer of any business as to which a bankruptcy petition was filed during his service in such capacity or within two years thereafter; (b) was convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); or (c) has been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction, permanently or temporarily barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activity.

The Board of Directors of the Company has established an Executive Committee (Dr. Gottfried, Mr. Oolie and Radm Retz), an Audit Committee (Mr. Koster and Mr. Litwin), and a Compensation Committee (Mr. Koster, Mr. Litwin and Mr. Oolie).


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2001, 2000, and 1999, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.


                         SUMMARY COMPENSATION TABLE

                 For the Years Ended August 31, 2001, 2000, and 1999

Name and               Year Ended   Salary  Salary       Options  All other
Principal Position     August 31    Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------
Sam  Oolie                2001     $112,430   $36,251     None      None
Chairman  of the Board,   2000     $153,605      None     None      None
Chief Operating Officer   1999      $80,812   $57,700     None      None
since July 26, 1999 and
Chief Executive Officer
until July 26, 1999

William A. Retz           2001     $125,733   $39,462     (2)    $10,080(2)
Chief Executive Officer
from September 1, 2000

Samuel Gottfried          2001     $143,768   $24,616     (3)       None
President and Chief       2000     $167,578      None     None      None
Technical Officer         1999     $115,255   $30,760     None      None

Alfonso Margino           2001      $71,987    $5,753     None      None
Vice President and        2000      $78,005      None     None      None
Secretary since           1999      $58,317   $19,240     (3)       None
June 15, 1998

Note (1) Amounts shown as salary deferred for fiscal year 1999 represent amounts payable to such executives in the future commencing when the Company achieves sales at an annualized rate over $2 million and such payments are authorized by the Board of Directors. Deferred salaries in fiscal 2001 are payable when revenues or financings permit payment as determined by the Board of Directors.

Note (2) Warrants granted and compensation paid in the form of common stock are discussed in the following description of RAdm Retz employment agreement.

Note (3) On November 24, 1998 the Company's Executive Committee authorized the issuance of a five-year warrant to Mr. Margino for 5,000 shares at an exercise price of $1.50 per share with immediate vesting. On September 5, 2000 a five-year warrant was issued to Dr. Gottfried for 278,000 shares at an exercise price of $0.50 per share. This warrant became fully vested on September 5, 2001.


EMPLOYMENT AGREEMENTS

On September 1, 2000, an employment agreement became effective with William
A. Retz, Rear Admiral, USN (Ret). The agreement is terminable by the
Company at any time, with or without defined cause.   Compensation consists
of a base annual salary of $165,000. On the commencement date of the agreement, 36,000 shares of common stock were released to RAdm Retz with the $10,080 value recorded as additional compensation. Also under the agreement, a warrant for 500,000 shares of common stock was granted with vesting of 100,000 shares on the first five anniversary dates of the commencement date of the agreement. All warrants expire on the earlier of the seventh anniversary of the commencement date of the agreement or the date at which a sale of the Company may occur.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 1, 2001 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      ---------------------
William A. Retz                    136,000                 0.68%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Sam Oolie                        1,900,000                 9.44%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 2,038,000                 9.87%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                   293,000                 1.47%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  166,300                 0.84%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                   165,000                 0.83%
Two University Plaza
Hackensack, NJ  07601

Robert Downey  (3)               2,937,353                13.40%
755 Park Avenue
New York, NY  10021

NF Partners  (3)                15,547,653                54.27%
667 Madison Avenue
New York, NY  10021

All officers and directors       4,698,300                21.94%
as a group (six persons)

Note (1) Shares Beneficially Owned includes fully vested warrants in the following amounts: Retz 100,000; Oolie 300,000; Gottfried 838,000; Margino 105,000; Koster 82,500; Litwin 165,000; Downey 2,098,109; and NF Partners
8,827,410.

Note (2) As of November 1, 2001, there were 19,820,430 shares of Common Stock issued and outstanding. Percentage of Class for all officers and directors as a group is computed on 21,410,930 shares which includes 1,590,500 shares exercisable within 60 days pursuant to warrants owned by all the persons included.

Note (3) Mr. Downey and NF Partners are members of a group of accredited investors who purchased their interest in the Company under agreements to purchase units consisting of common stock and warrants for common stock at varying prices beginning in 1998. The final purchase was made in fiscal 2000 and is discussed in the section on Liquidity and Capital Resources. NF Partners purchased all of the debentures convertible into common stock as described in that same section. Forms 13D, which included as exhibits the full text of the agreements, were filed with the SEC for each purchase under the agreements and the purchase of convertible debentures.


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2001, the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of loans made to fund the Company's operations during its trusteeship under a Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,137 to Mr. Oolie, and $10,918 to Mr. Koster. No payments have been made against these balances which are included in the Company's liability for settled claims.

On June 18,1997, the Company's Board of Directors authorized the issuance of warrants to Mr. Oolie, Dr. Gottfried, Mr. Margino, Mr. Koster, and Mr. Litwin entitling such holders to purchase respectively 300,000, 160,000, 100,000, 25,000 and 25,000 shares of the Company's Common Stock at a price of $2.00 per share. On January 21, 1999 the board authorized the issuance of warrants to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company's Common Stock at a price of $1.25 per share. On September 5, 2000 two five-year warrants were granted to Dr. Gottfried entitling him to purchase 222,000 shares and 278,000 shares respectively of the Company's common stock at a price of $0.50 per share. He immediately assigned the warrant for 222,000 shares to an unrelated third party and retained the warrant for 278,000 shares. On December 20, 2000 warrants were granted to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company's Common Stock at a price of $0.50 per share. All of the retained warrants are included in the warrants outstanding as noted in Item 11, Note 1.

Mr. Litwin is the principal of the law firm of Litwin & Tierman, P.A., formerly Gerald H. Litwin, P.A., and prior to that, Litwin & Holsinger.
He served as the Company's general counsel until November 4, 1996, and continues to provide certain legal services to the Company. The Company is obligated to that firm in the amount of $642,406 which includes fees for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings. Interest has been accrued on unpaid balances since fiscal 1997. Expenses of fiscal 2000 were $59,572 for legal services and $97,919 for interest charges, and in fiscal 2001, $37,706 in fees and $113,687 in interest charges. In addition, Litwin & Holsinger filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Independent Auditors' Report                             F-2

    Financial Statements:

      Balance Sheet as of August 31, 2001                    F-3

      Statements of Operations for the Years
        Ended August 31, 2001 and 2000 and
        the period July 13, 1987 (date of
        inception) through August 31, 2001                   F-4

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the Years Ended August 31,
        1989 through August 31, 2001                      F-5 to F-6

      Statements of Cash Flows for the Years
        Ended August 31, 2001 and 2000 and
        the period July 13, 1987 (date of
        inception) through August 31, 2001                   F-7

      Notes to Financial Statements                      F-8 to F-15


2.  EXHIBITS

     None


3.  REPORTS ON FORM 8-K

     None

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: November 8, 2001                 By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie,
                                        Chairman of the Board,
                                        Chief Operating Officer
                                        and Treasurer

Date: November 8, 2001                 By: /s/ William A. Retz
                                        ------------------------
                                        William A. Retz,
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                November 8, 2001
Samuel Gottfried, Director


/s/ William A. Retz
-----------------------------               November 8, 2001
William A. Retz, Director


/s/ Bernard J. Koster
-----------------------------               November 8, 2001
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               November 8, 2001
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               November 8, 2001
Sam Oolie, Director

                 INDEX TO FINANCIAL STATEMENTS





                                                                Page
                                                               ------

Report of Independent Auditors                                  F-2

Financial Statements:

     Balance sheet at August 31, 2001                           F-3

     Statements of operations for the years ended
      August 31, 2001 and 2000 and the period July 13,
      1987 (date of inception) through August 31, 2001          F-4

     Statements of changes in stockholders' equity
      (deficiency) for the years ended August 31, 1989
      through August 31, 2001                              F-5 to F-6

     Statements of cash flows for the years ended
      August 31, 2001 and 2000 and the period July 13,
      1987 (date of inception) through August 31, 2001          F-7

     Notes to financial statements                         F-8 to F-15



















                  INDEPENDENT AUDITORS' REPORT


Board of Directors
NoFire Technologies, Inc.

We have audited the accompanying balance sheet of NoFire Technologies, Inc. (A Development Stage Company) as of August 31, 2001 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the two years in the period ended August 31, 2001, as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. at August 31, 2001, and the results of its operations and its cash flows for aforementioned periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations since inception and at August 31, 2001 had a stockholders' deficiency of $2,401,248 and a working capital deficiency of $2,455,003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ Wiss & Company, LLP
                                            WISS & COMPANY, LLP

Livingston, New Jersey
October 12, 2001



                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                         BALANCE SHEET
                        AUGUST 31, 2001

                            ASSETS

CURRENT ASSETS:
   Cash                                            $    44,412
   Accounts Receivable - trade                          22,453
   Inventories                                         153,095
   Prepaid expenses and other current assets            51,264
                                                   -----------
      Total Current Assets                                      $  271,224

EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $29,569                                                        11,143

OTHER ASSETS:
   Patents, less accumulated amortization
     of $1,509,798                                      23,233
   Security deposits                                    19,379
                                                    ----------
                                                                    42,612
                                                                ----------
                                                               $   324,979
                                                                ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Current portion of settled liabilities          $ 1,187,503
   Accounts payable and accrued expenses               768,485
   Loans and advances payable to stockholders           10,250
   Deferred salaries                                   759,989
                                                    ----------
      Total Current Liabilities                                 $2,726,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock $.20 par value:
   Authorized - 50,000,000 shares
     Issued and outstanding - 19,820,430             3,964,086
   Capital in excess of par value                    3,206,855
   Deficit accumulated in the development stage     (9,572,189)
                                                    ----------
      Total Stockholders' Equity (Deficiency)                   (2,401,248)
                                                                ----------
                                                               $   324,979
                                                                ==========



             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                                             July 13, 1987
                                                        (Date of Inception)
                                  Year Ended August 31,         Through
                                   2001           2000      August 31, 2001
                                 ----------     ----------      ----------
NET SALES                       $   239,185    $   142,324     $ 1,053,098
                                 ----------     ----------      ----------
COSTS AND EXPENSES:
   Cost of sales                    106,221         72,678         556,193
   Write-down of excess inventory      -            20,000          55,000
   General and administrative     1,332,213      2,014,465      12,672,454
                                 ----------     ----------      ----------
                                  1,438,434      2,107,143      13,283,647
                                 ----------     ----------      ----------
LOSS FROM OPERATIONS             (1,199,249)    (1,964,819)    (12,230,549)
                                 ----------     ----------      ----------
OTHER EXPENSES (INCOME):
   Interest expense                 199,776        132,956       1,306,355
   Interest income                   (6,822)        (7,149)        (23,683)
   Reorganization items                -              -            365,426
   Litigation settlement               -              -            198,996
                                 ----------     ----------      ----------
                                    192,954        125,807       1,847,094
                                 ----------     ----------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM         (1,392,203)    (2,090,626)    (14,077,643)

DISCONTINUED OPERATIONS                -              -         (1,435,392)
                                 ----------     ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM   (1,392,203)    (2,090,626)    (15,513,035)

EXTRAORDINARY ITEM -
   Gains on debt discharge             -              -            507,952
                                 ----------     ----------      ----------
LOSS BEFORE INCOME TAXES         (1,392,203)    (2,090,626)    (15,005,083)
DEFERRED INCOME TAX BENEFIT         206,767           -            206,767
                                 ----------     ----------      ----------
NET LOSS                        $(1,185,436)   $(2,090,626)   $(14,798,316)
                                 ==========     ==========      ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING             17,294,084     15,567,052
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $      (.07)   $      (.13)
                                 ==========     ==========

             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                       Deficit
                                                 Common Stock                        Accumulated
                                           ------------------------    Capital        During the
                                           Number of                  in Excess      Development
                                             Shares        Amount    of Par Value        Stage
                                           ----------    ----------    ----------   ------------
BALANCES, SEPTEMBER 1, 1988                      -      $      -      $      -     $        -
YEAR ENDED AUGUST 31, 1989:
   Issuance of common stock                     3,000         1,500          -              -
   Net loss                                      -             -             -           (45,844)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1989                       3,000         1,500          -           (45,844)
YEAR ENDED AUGUST 31, 1990:
   Issuance of common stock                        50         1,000          -              -
   Net loss                                      -             -             -          (278,916)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1990                       3,050         2,500          -          (324,760)
YEAR ENDED AUGUST 31, 1991:
   Adjustment due to reverse
     acquisition                               (3,050)       (2,500)        2,500           -
   Acquisition accounted for
     as a reverse purchase                  3,071,659           307          (307)      (517,893)
   Net loss                                      -             -             -          (592,276)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1991                   3,071,659           307         2,193     (1,434,929)
YEAR ENDED AUGUST 31, 1992:
   Issuance of common stock                   394,736            39     2,252,860           -
   Net loss                                      -             -             -        (1,414,562)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1992                   3,466,395           346     2,255,053     (2,849,491)
YEAR ENDED AUGUST 31, 1993
   Net loss                                      -             -             -        (1,357,669)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1993                   3,466,395           346     2,255,053     (4,207,160)
YEAR ENDED AUGUST 31, 1994
   Net loss                                      -             -             -          (699,650)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1994                   3,466,395           346     2,255,053     (4,906,810)
YEAR ENDED AUGUST 31, 1995
   Shares canceled in connection
     with the consummation of the
     reorganization plan                   (3,466,395)         (346)   (2,255,053)          -
   Net loss                                      -             -             -          (837,210)
   Effect of adoption of
     fresh-start reporting                       -             -       (2,814,258)     5,744,020
   Shares issued in connection
     with debt discharge at
     $.25 per share                           187,000        37,400         9,350           -
   Shares issued in connection
     with reorganization plan
     at $.25 per share                      8,000,000     1,600,000       400,000           -
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1995                   8,187,000     1,637,400    (2,404,908)          -

             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (Concluded)

                                                                                       Deficit
                                                 Common Stock                        Accumulated
                                           ------------------------    Capital        During the
                                           Number of                  in Excess      Development
                                             Shares        Amount    of Par Value        Stage
                                           ----------    ----------    ----------   ------------
YEAR ENDED AUGUST 31, 1996
   Issuance of common stock
     under private placement
     at $1 per share                          300,000   $    60,000   $   240,000  $        -
   Issuance of common stock in
     exchange for services at
     $1 per share                              62,500        12,500        50,000           -
   Net loss                                      -             -             -        (1,634,802)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1996                   8,549,500     1,709,900    (2,114,908)    (1,634,802)
YEAR ENDED AUGUST 31, 1997:
   Issuance of common stock under
     private placement at a range
     of $.75 to $1 per share                1,117,700       223,540       869,160           -
   Net loss                                      -             -             -        (1,599,841)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1997                   9,667,200     1,933,440    (1,245,748)    (3,234,643)
YEAR ENDED AUGUST 31, 1998:
   Issuance of common stock under
     private placement at $.90
     per share, net of expenses
     of $76,745                             1,388,884       277,777       895,474           -
   Issuance of common stock under
     private placement at $1 per share        550,000       110,000       440,000           -
   Issuance of common stock in
     exchange for services at a
     range of $.50 to $1 per share            119,200        23,840        45,360           -
   Shares issued in connection with
     debt discharge at a range of
     $.89 to $1 per share                     220,350        44,070       162,509           -
   Net loss                                      -             -             -        (1,519,842)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1998                  11,945,634     2,389,127       297,595     (4,754,485)
YEAR ENDED AUGUST 31, 1999
   Issuance of common stock under
     private placements at a range
     of $.50 to $.72 per share,
     net of expenses of $19,793             2,071,115       414,223       845,986           -
   Shares issued in connection with
     debt discharge at a range of
     $.95 to $.99 per share                    19,225         3,845        14,636           -
   Net loss                                      -             -             -        (1,541,642)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1999                  14,035,974   $ 2,807,195   $ 1,158,217    $(6,296,127)
YEAR ENDED AUGUST 31, 2000
   Issuance of common stock under
     private placements at $.67
     per share, net of expenses
     of $72,557                             1,641,792       328,358       699,085           -
   Issuance of common stock in
     exchange for conversion of
     convertible debentures at a
     rate of $.625 per share                  917,385       183,477       389,889           -
   Net loss                                      -             -             -        (2,090,626)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2000                  16,595,151   $ 3,319,030   $ 2,247,191    $(8,386,753)
YEAR ENDED AUGUST 31, 2001
   Issuance of common stock in
     exchange for services at a
     rate of $.28 per share                    36,000         7,200         2,880           -
   Issuance of common stock in
     exchange for conversion of
     convertible debentures at a
     rate of $.50 per share                 3,189,279       637,856       956,784           -
   Net loss                                      -             -             -        (1,185,436)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2001                  19,820,430   $ 3,964,086   $ 3,206,855    $(9,572,189)
                                           ==========    ==========    ==========   ============

             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                       (Date of Inception)
                                             Year Ended August 31,            Through
                                              2001           2000         August 31, 2001
                                            ----------     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $(1,185,436)   $(2,090,626)     $(14,798,316)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization               8,929        345,595         1,826,018
     Extraordinary gain on debt discharge         -              -             (507,952)
     Amortization of interest expense for
       settled liabilities                        -              -              634,522
     Revaluation of assets and liabilities
       to fair value                              -              -              482,934
     Litigation settlement                        -              -              198,996
     Common stock issued in exchange
       for services                             10,080           -              141,780
     Write-down of excess inventory               -            20,000            55,000
     Changes in operating assets and
       liabilities (net of effects from
       reverse purchase acquisition):
         Accounts receivable - trade             1,259        (23,712)          (22,453)
         Inventories                           (50,401)       (31,691)         (208,095)
         Prepaid expenses                        3,258        (11,125)          (51,264)
         Accounts payable and accrued
           expenses                             67,266        285,688         3,247,476
         Security deposits                        -               457           (19,379)
         Deferred salaries                     109,763           -              759,989
         Obligation from discontinued
           operations                             -              -               51,118
                                            ----------     ----------        ----------
            Net cash flows from
             operating activities           (1,035,282)    (1,505,414)       (8,209,626)
                                            ----------     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                            -            (7,928)          (40,712)
 Increase in patent costs                         -           (25,050)         (164,320)
 Acquisition accounted for as a
   reverse purchase                               -              -             (517,893)
                                              ----------     ----------        ----------
            Net cash flows from
             investing activities                 -           (32,978)         (722,925)
                                            ----------     ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                     -              -              721,000
 Principal payments on long-term debt             -              -              (75,000)
 Principal payments on settled
   liabilities                                 (23,913)      (207,533)       (2,875,345)
 Proceeds from issuance of common
   stock, net of related expenses                 -         1,027,443         8,474,943
 Proceeds from issuance of long-term debt         -              -              785,113
 Payments on advances from stockholder            -           (16,000)          (60,750)
 Loans and advances received from
   stockholders                                   -              -               79,053
 Interest accrued on loans from
   stockholder                                    -              -               (8,053)
 Proceeds from issuance of 8%
   convertible debentures                    1,000,000        500,000         1,936,002
                                            ----------     ----------        ----------
            Net cash flows from
             financing activities              976,087      1,303,910         8,976,963
                                            ----------     ----------        ----------
NET CHANGE IN CASH                             (59,195)      (234,482)           44,412

CASH AT BEGINNING OF YEAR                      103,607        338,089              -
                                            ----------     ----------        ----------
CASH AT END OF YEAR                        $    44,412    $   103,607       $    44,412
                                            ==========     ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $     2,895    $     8,852       $    74,121
                                            ==========     ==========        ==========
  Income taxes paid (benefit)              $  (206,767)   $      -          $  (206,767)
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for settlement of debt                 $ 1,594,640    $   573,366       $ 2,439,816
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for subscriptions receivable           $      -       $      -          $    95,000
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for services                           $      -       $      -          $   131,700
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

     Financial Instruments - Financial instruments include cash, accounts receivable, other assets, accounts payable, accrued expenses, settled liabilities, and due to stockholders. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $2,323 and $1,795 for the years ended August 31, 2001 and 2000, respectively.

     Intangible Assets - Patents are amortized on a straight-line basis over 5 years. Amortization expense totaled $6,606 and $343,800 for the years ended August 31, 2001 and 2000, respectively.

     Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation and net operating loss carryforwards.

     Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2001:

        Cash Concentrations - The Company maintains a cash balance with a financial institution which at some times exceeded federally insured limits.

        Accounts Receivable - The Company grants unsecured credit to virtually all of its customers with two customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were $52,000 and $113,000 for the years ended August 31, 2001 and August 31, 2000, respectively.

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

     Recent Accounting Pronouncements - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December
15, 2001. Early adoption of the statement will be permitted for companies with fiscal year beginning after March 15, 2001, for which first quarter financial statements have not been issued. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." The Company adopted SAB 101 as of September 1, 2000. The adoption of SAB 101 did not have an effect on the results of operations or financial position of the Company.


NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT'S ACTIONS TO OVERCOME OPERATING AND LIQUIDITY PROBLEMS:

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

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


NOTE 3 - INVENTORIES:

     Inventories at August 31, 2001 consisted of the following:
               Raw material       $ 35,827
               Finished goods      117,268
                                  --------
                                  $153,095
                                  ========

     At August 31, 2001, the Company had advanced approximately $39,000 to a vendor towards the future purchase of inventory. The advance has been included as a component of prepaid expenses and other current assets.


NOTE 4 - SETTLED CLAIMS:

     Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2001, settled liabilities payable totaled $1,187,503.

     The claims settled were payable by the Company through September 27, 1999 and during the year ended August 31, 2001, the Company repaid approximately $24,000 towards settled claims.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1996 through 1999 in the gross amount of approximately $1,187,503. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following:

               Legal fees and interest thereon  $642,406
               Payroll and payroll taxes          10,192
               Accounts payable                  103,936
               Other                              11,951
                                                --------
                                                $768,485
                                                ========


NOTE 6 - CONVERTIBLE DEBENTURES:

     During the years ended August 31, 2001 and 2000 the Company issued, to an accredited investor, convertible debentures, bearing interest at prime plus 1/2%, of $1,000,000 and $500,000, respectively. In June 2001, these convertible debentures totaling $1,500,000 plus accrued interest of $94,640 were converted into 3,189,279 shares of the Company's common stock at the rate of $0.50 per share.



NOTE 7 - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

     At August 31, 2001, settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $791,000, all of which are delinquent (Note 4).


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     Lease - The Company's lease of its facility expires on August 31, 2002 with total lease commitments for the year then ended approximating $116,000.

     Rent expense, inclusive of taxes and insurance, was approximately $111,000 and $113,000 for the years ended August 31, 2001 and 2000, respectively.

     Consulting Agreements - On December 20, 1999, the Company entered into a consulting agreement whereby it would issue shares of the Company's common stock at a rate of 3,000 per month as compensation for assisting the Company in the sale of its products to the United States military and other agencies of the United States Government. The stock issued was held in escrow and is earned once certain defined sales levels are realized. In September 2001, the Company hired this consultant as Chief Executive Officer and effectively terminated the consulting agreement. Shares to be issued under the consulting agreement totaling 36,000 were then issued.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     Employment Contract - Effective September 1, 2000, the Company entered into an employment agreement with its Chief Executive Officer. Compensation consists of an annual base salary of $165,000 and an incentive bonus of a maximum of $15,000 based on sales for the twelve months ended September 30, 2001. Additionally, the Company granted a seven-year warrant for the purchase of 500,000 shares of common stock, at an exercise price of $0.5625 per share, with vesting of 100,000 shares on the first five anniversary dates of the commencement date of the agreement.



NOTE 9 - SOURCES OF SUPPLY:

     Several components of the Company's products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company's products could be interrupted.


NOTE 10 - INCOME TAXES:

     No provision for current and deferred income taxes is required for the years ended August 31, 2001 and 2000.

     The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                              2001           2000
                                           ---------      ---------
          Tax at statutory rate            $ 403,000      $ 711,000
          Permanent and other items           (1,000)        (2,000)
          State income tax, net of federal
            income tax benefit                42,000         69,000
          Valuation allowance               (444,000)      (778,000)
                                           ---------      ---------
                                           $    -         $    -
                                           =========      =========

     As a result of the issuance of common stock pursuant to the Plan, the Company experienced a greater than 50% change of ownership as defined in Internal Revenue Code Section 382 ("Section 382"). Consequently, the Company's ability to utilize net operating losses generated prior to the effective date of the Plan is limited during the carryforward periods.
The Company has determined that the annual limitation under Section 382 on its ability to utilize net operating loss carryforwards, totaling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010. Subsequent to the date of the Plan, the Company has generated approximately $6,428,000 in net operating losses.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     The significant components of the Company's net deferred tax asset are summarized as follows:
                                                    August 31,
                                             ------------------------
                                                2001           2000
                                             ----------     ---------
          Net operating loss carryforwards   $2,912,000     $2,993,000
          Deferred compensation                 304,000        260,000
                                             ----------     ----------
                                              3,216,000      3,253,000
          Valuation allowance                 3,216,000      3,253,000
                                             ----------     ----------
                                             $     -        $     _
                                             ==========     ==========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2001 and 2000.

     At August 31, 2001, the Company has federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $7,636,000 and $5,274,000, respectively, which can be used to offset current and future taxable income through the year 2021. During fiscal 2001, the Company sold a portion of its state net operating loss carryforwards realizing approximately $207,000. The Company has been informed that it is eligible to sell another portion of it state NOL during fiscal 2002.

NOTE 11 - MAJOR CUSTOMERS:

     Sales to two customers represented 23% and 11% of net sales for the year ended August 31, 2001. Sales to two customers represented 44% and 26% of net sales for the year ended August 31, 2000.


NOTE 12 - WARRANTS:

     For the years ended August 31, 2001 and 2000, a summary of the status of warrants was as follows:
                                       2001                    2000
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year 18,261,753   $1.05      16,319,773   $1.26
Granted                         1,080,000    0.54       4,188,980    0.68
Forfeited                            -        -        (2,247,000)   1.82
                               ----------   -----      ----------   -----
Outstanding, end of year       19,341,753   $1.02      18,261,753   $1.05
                               ==========   =====      ==========   =====
Exercisable, end of year       18,536,253   $1.04      18,219,253   $1.05
                               ==========   =====      ==========   =====

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     The following table summarizes warrant data as of August 31, 2001:

                                       Weighted
                                        Average
             Exercise     Number        Remaining       Number
              Price    Outstanding   Life in Years   Exercisable
            --------   -----------   -------------   -----------
             $0.40          40,000        4.3             40,000
              0.50       2,940,000        2.6          2,662,000
              0.5625       700,000        5.7            200,000
              0.67       4,104,480        3.4          4,104,480
              0.72       2,777,780        2.8          2,777,780
              0.75          22,500        3.3             22,500
              1.00       4,668,718        2.1          4,668,718
              1.25          52,000        2.5             52,000
              1.50         178,500        1.6            178,500
              2.00       3,435,275        0.3          3,407,775
              3.00         422,500        2.0            422,500
                        ----------      ------        ----------
                        19,341,753        2.4         18,536,253
                        ==========      ======        ==========

     The weighted average grant date fair value of warrants granted during the year ended August 31, 2001 was $0.42. No warrants had been exercised by holders as of August 31, 2001.

     During the year ended August 31, 2001, the exercise dates for warrants for 335,000 shares granted from August 1995 to August 1996 were extended to December 31, 2001.

     During the year ended August 31, 2000, the exercise date for warrants for 1,412,200 shares granted from August 1995 to February 1998 was extended to August 16, 2004. In addition, warrants for 74,000 shares were repriced whereby the exercise price was reduced to $1.00 per share. At August 31, 2001, no loss or gain exists relating to this repricing based on the market price of the Company's common stock.

     Proforma results of operations, had FAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense due to the vesting of warrants for 302,000 shares granted during the year ended August 31, 2001. Compensation expense, based on the Black-Scholes option pricing formula, for these warrants, is $112,000, resulting in a pro forma loss of $1,297,000, or a loss per share of $0.07.

     The fair value of the warrants were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 4.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 253% and an expected life equaling the warrants' exercise periods.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants have

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

characteristics significantly different from those of normal publicly traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock warrants.


NOTE 13 - SUBSEQUENT EVENTS:

     In September 2001, the Company issued, to an accredited investor, a $150,000 note, bearing interest at 8% and payable as follows: within ten days of the receipt by the Company of the proceeds from the sale of the Company's state net operating loss carryforwards or January 31, 2002, whichever occurs earlier. The Company also granted, to the accredited investor, a warrant for the purchase of 100,000 shares of common stock at an exercise price of $0.20 per share.





