Form 10QSB
period 2001-11-30
NOFIRE TECHNOLOGIES INC
filed 2002-01-08
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2001

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 19,820,430 shares of Common Stock as of December 31, 2001.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of November 30, 2001
         and August 31, 2001                                 3

         Statements of Operations for the Three Months
         ended November 30, 2001 and 2000                    5

         Statements of Cash Flows for the
         Three Months ended November 30, 2001 and 2000       6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  2001         2001
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $   21,749    $   44,412
    Accounts receivable - trade                   14,383        22,453
    Inventories                                  123,095       153 095
    Prepaid expenses and other current assets     52,494        51,264
    Receivable for sale of tax loss
      carryforward                               205,960          -
                                               ---------    ----------
    Total Current Assets                         417,681       271,224
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation          10,563        11,143
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,511,450 at November 30, 2001 and
      $1,509,798 at August 31, 2001               21,581        23,233
    Security deposits                             19,379        19,379
                                              ----------     ---------
                                                  40,960        42,612
                                              ----------     ---------
                                              $  469,204    $  324,979
                                              ==========    ==========


















See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  2001          2001
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,187,503     $1,187,503
    Accounts payable and accrued expenses        786,305        768,485
    Loans and advances payable to
      stockholders                                10,250         10,250
    Deferred salaries                            816,808        759,989
    Loan payable - 8% due January 31, 2002
      less unamortized discount of $6,742        143,258           -
                                              ----------      ---------
    Total Current Liabilities                  2,944,124      2,726,227
                                              ----------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 19,820,430
       shares at November 30, 2001 and
       August 31, 2001                         3,964,086      3,964,086
    Capital in excess of par value             3,220,339      3,206,855
    Deficit accumulated in the development
      stage                                   (9,659,345)    (9,572,189)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,474,920)    (2,401,248)
                                              ----------     ----------
                                              $  469,204     $  324,979
                                              ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                     July 13, 1987
                                                                       (Date of
                                         For the Three Months          Inception)
                                          Ended November 30,            through
                                           2001       2000          November 30, 2001
                                       ----------   ---------          ----------
                                             (UNAUDITED)               (UNAUDITED)
NET SALES                              $   61,088   $   37,220       $  1,114,186
                                       ----------   ----------         ----------
COSTS AND EXPENSES:
    Cost of sales                          34,038       16,758            590,231
    Write-down of excess inventory           -            -                55,000
    General and administrative            287,639      373,832         12,960,093
                                       ----------   ----------         ----------
                                          321,677      390,590         13,605,324
                                       ----------   ----------         ----------
LOSS FROM OPERATIONS                     (260,589)    (353,370)       (12,491,138)
                                       ----------   ----------         ----------
OTHER EXPENSES:
    Interest expense                       32,629       50,361          1,338,984
    Interest income                          (102)      (1,993)           (23,785)
    Reorganization items                     -            -               365,426
    Litigation settlement                    -            -               198,996
                                       ----------   ----------         ----------
                                           32,527       48,368          1,879,621
                                       ----------   ----------         ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM                 (293,116)    (401,738)       (14,370,759)

DISCONTINUED OPERATIONS                      -            -            (1,435,392)
                                       ----------   ----------         ----------
LOSS BEFORE EXTRAORDINARY ITEM           (293,116)    (401,738)       (15,806,151)

EXTRAORDINARY ITEM - Gain on
  debt discharge                             -            -               507,952
                                       ----------   ----------         ----------
LOSS BEFORE INCOME TAXES                 (293,116)    (401,738)       (15,298,199)

DEFERRED INCOME TAX BENEFIT               205,960      206,767            412,727
                                       ----------   ----------         ----------
NET LOSS                               $  (87,156)  $ (194,971)      $(14,885,472)
                                       ==========   ==========         ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          19,820,430   16,610,151
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $    (0.00)  $    (0.01)
                                       ==========   ==========






See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                  For the Three Months      Inception)
                                                   Ended November 30,        through
                                                    2001        2000    November 30, 2001
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $  (87,156)  $ (194,971)  $(14,885,472)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                2,232        2,232      1,828,250
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Amortization of interest expense for
          discount on note payable                   6,742         -             6,742
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -          10,080        141,780
        Write-down of excess inventory                -            -            55,000
        Changes in operating assets and liabilities
          (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade             8,070       20,872        (14,383)
             Inventories                            30,000      (24,372)      (178,095)
             Prepaid expenses                       (1,230)       5,047        (52,494)
             Receivable for sale of state
               tax loss carryforward              (205,960)        -          (205,960)
             Accounts payable and accrued
               expenses                             17,820      (88,136)     3,265,296
             Security deposits                        -            -           (19,379)
             Deferred salaries                      56,819         -           816,808
             Obligation from discontinued
               operations                             -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (172,663)    (269,248)    (8,382,289)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -           (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -            -          (722,925)
                                               -----------    ---------     ----------






See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Three Months        Inception)
                                                 Ended November 30,          through
                                                 2001          2000      November 30, 2001
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -         1,506,113
   Principal payments on long-term debt             -             -           (75,000)
   Principal payment on settled liabilities         -           (5,778)    (2,857,210)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -         8,474,943
   Payments on advances from stockholders           -             -           (60,750)
   Loans and advances from stockholders             -             -            79,053
   Interest accrued on loans from
     stockholders                                   -             -            (8,053)
   Proceeds from issuance of convertible
     debentures                                     -          600,000      1,936,002
   Proceeds from short-term loans                150,000          -           150,000
                                              ----------    ----------     ----------
Net cash flows from financing activities         150,000       594,222      9,126,963
                                              ----------    ----------     ----------
NET CHANGE IN CASH                               (22,663)      324,974         21,749

CASH AT BEGINNING OF PERIOD                       44,412       103,607           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $   21,749    $  428,581     $   21,749
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $      817    $    1,349     $   74,938
                                              ==========    ==========     ==========

Income taxes paid (received)                  $ (205,960)   $ (206,767)    $ (412,727)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $     -       $     -        $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $      -       $   10,080     $  141,780
                                              ==========    ==========     ==========






See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2001

NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2001 (the "10-KSB")and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSB for the most recent fiscal year.

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

                           November 30, 2001

NOTE 3 - Management's Actions to Overcome Operating and Liquidity
         Problems:

The Company's financial statements have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and/or obtaining additional financing.

The Company has a liability for settled claims payable to creditors in connection with its reorganization under the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.

Management believes that successful passing of stringent tests, obtaining various civil and government approvals, and actions it has undertaken to revise the Company's operating and marketing structure should provide it with the opportunity to generate revenues needed to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 4 - Warrants:

In September 2001, the Company received $150,000 from an accredited investor in exchange for a note bearing interest at 8% and payable no later than January 31, 2002. The Company also granted to the investor a warrant for the purchase of 100,000 shares of the Company's common stock at an exercise price of $0.20 per share. Accordingly, the note has been discounted to reflect the calculated fair value of the warrant issued.

In November 2001, the expiration date for warrants to purchse 885,000 shares of the Company's common stock, granted from October 1966 to June 1997, was extended to November 2006. In addition, these warrants were repriced whereby the exercise price was reduced from $2.00 per share to $0.35 per share. At November 30, 2001, no additional expense exists relating to the repricing because the calculated fair value of the repriced warrants is less than the fair value of the warrants as originally issued.

In November 2001, the Company issued warrants to the Chief Executive Officer of the Company to purchase 100,000 shares of the Company's common stock for $0.35 per share, expiring in five years. The warrants vest immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing, and now has numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company is substantially increasing its marketing efforts principally by retaining the services of specialized distribution firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, maritime, wood products, structural steel and nuclear power plants. Significant tests have been passed and approvals received to qualify the Company's products in naval and other military and governmental applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, the slow process of specifying new products in highly regulated industrial applications, and the decisions not to use any fire retardant product.

In general, the Company's products perform their intended uses well and are in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of present products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated. Additional efforts are also being directed to increase international sales by establishing distributor relationships in strategic locations throughout the industrialized world.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.


COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2001 AND NOVEMBER 30, 2000

Sales of $61,088 for the three months ended November 30, 2001 represented an increase of 64% from the $37,220 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased 103% from $16,758 to $34,038 resulting in a gross profit of $27,050 compared to $20,462 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2001 were $287,639, representing a decrease of $86,193 or 23% from the $373,832 of the similar period of the prior year.
The most significant reductions were $24,000 in marketing costs and $18,000 in legal fees. The convertible debentures open during the quarter in 2000 were converted to common stock prior to the start of the quarter this year which accounted for the principal part of the $17,732 decrease in interest expense between the periods. During the quarters in both 2000 and 2001, the Company realized about $206,000 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2001 the Company had cash balances of $21,749. In order to fund continuing operations during the three months ended on that date, $150,000 was obtained through a sale of a note to an accredited investor.
The note bears interest of 8%, is due no later than January 31, 2002, and is secured by the assignment of the proceeds of the fiscal 2002 sale of the state operating loss carryforward described above. Because of its limited cash resources, the Company has deferred payment of $1,187,503 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing. On December 20, 2001, the Company received the $205,960 due from the sale of the State net operating loss carryforward.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended November 30, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 8, 2002            NoFire Technologies, Inc.


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