Form 10QSB
period 2002-02-28
NOFIRE TECHNOLOGIES INC
filed 2002-04-11
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2002

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 19,820,430 shares of Common Stock as of April 8, 2002.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of February 28, 2002
         and August 31, 2001                                 3

         Statements of Operations for the Six Months
         ended February 28, 2002 and 2001; and the
         Three months ended February 28, 2002 and
         2001                                                5

         Statements of Cash Flows for the Six Months
         ended February 28, 2002 and 2001                    6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   11

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                               February 28,  August 31,
                                                  2002         2001
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $   24,333    $   44,412
    Accounts receivable - trade                   13,085        22,453
    Inventories                                  108,522       153,095
    Prepaid expenses and other current assets     55,399        51,264
                                               ---------    ----------
    Total Current Assets                         201,339       271,224
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           9,980        11,143
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,513,101 at February 28, 2002 and
      $1,509,798 at August 31, 2001               19,930        23,233
    Security deposits                             19,379        19,379
                                              ----------     ---------
                                                  39,309        42,612
                                              ----------     ---------
                                              $  250,628    $  324,979
                                              ==========    ==========





















See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 28,   August 31,
                                                  2002          2001
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,178,939     $1,187,503
    Accounts payable and accrued expenses        869,901        768,485
    Loans, and advances payable to
      stockholders                                10,250         10,250
    Deferred salaries                            913,023        759,989
    Loan Payable - 8%                             60,000           -
                                              ----------      ---------
                                               3,032,113      2,726,227
                                              ----------      ---------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 19,820,430
       shares at February 28, 2002 and
       August 31, 2001                         3,964,086      3,964,086
    Capital in excess of par value             3,220,339      3,206,855
    Deficit accumulated in the development
      stage                                   (9,965,910)    (9,572,189)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,781,485)    (2,401,248)
                                              ----------     ----------
                                              $  250,628     $  324,979
                                              ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                          July 13, 1987
                                                                                           (Date of
                                       For the Six Months        For the Three Months      Inception)
                                       Ended February 28,         Ended February 28,        through
                                        2002        2001            2002        2001     February 28, 2002
                                    ----------   ----------     ----------   ----------     ----------
                                          (UNAUDITED)               (UNAUDITED)
NET SALES                            $ 103,758      141,002      $  42,670  $  103,782     $ 1,156,856
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                       56,676       65,108         22,638       48,350        612,869
    Write-down of excess inventory        -            -              -            -            55,000
    General and administrative         584,910      677,068        297,270      303,236     13,257,364
                                    ----------   ----------     ----------   ----------     ----------
                                       641,586      742,176        319,908      351,586     13,925,233
                                    ----------   ----------     ----------   ----------     ----------
LOSS FROM OPERATIONS                  (537,828)    (601,174)      (277,238)    (247,804)   (12,768,377)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                    62,157      104,947         29,528       54,586      1,368,512
    Interest income                       (304)      (4,932)          (202)      (2,939)       (23,987)
    Reorganization items                  -            -              -            -           365,426
    Litigation settlement                 -            -              -            -           198,996
                                    ----------   ----------     ----------   ----------     ----------
                                        61,853      100,015         29,326       51,647      1,908,947
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM              (599,681)    (701,189)      (306,564)    (299,451)   (14,677,324)

DISCONTINUED OPERATIONS                   -            -              -            -        (1,435,392)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM        (599,681)    (701,189)      (306,564)    (299,451)   (16,112,716)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -           507,952
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE INCOME TAXES              (599,681) $  (701,189)    $ (306,564)  $ (299,451)  $(15,604,764)

DEFERRED INCOME TAX BENEFIT            205,960      206,767           -            -           412,727
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                           $  (393,721) $  (494,422)    $ (306,564)  $ (299,451)  $(15,192,037)
                                    ==========   ==========     ==========   ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       19,820,430   16,628,151     19,820,430   16,626,651
                                    ==========   ==========     ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                       $    (0.02)  $    (0.03)    $    (0.02)  $    (0.02)
                                    ==========   ==========     ==========   ==========






See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13, 1987
                                                                             (Date of
                                                   For the Six Months       Inception)
                                                  Ended February 28,         through
                                                    2002        2001     February 28, 2002
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (393,721)  $ (494,422)  $(15,192,037)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                4,466        4,465      1,830,484
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Amortization of interest expense for
          discount on note payable                  13,484         -            13,484
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -          10,080        141,780
        Write-down of excess inventory                -            -            55,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade             9,368      (62,569)       (13,085)
             Inventories                            44,573      (26,407)      (163,522)
             Prepaid expenses                       (4,135)         (91)       (55,398)
             Accounts payable and accrued
               expenses                            101,415      (41,524)     3,348,891
             Security deposits                        -            -           (19,379)
             Deferred salaries                     153,034         -           913,023
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities          (71,515)    (610,468)    (8,281,141)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -           (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -            -          (722,925)
                                               -----------    ---------     ----------









See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Six Months          Inception)
                                               Ended February 28,             through
                                                 2002          2001      February 28, 2002
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -         1,506,113
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities       (8,564)      (11,687)    (2,883,909)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -         8,474,943
   Payments on advances from stockholders           -             -           (60,750)
   Loans and advances from stockholders             -             -            79,053
   Interest accrued on loans from
     stockholders                                   -             -            (8,053)
   Proceeds from issuance of convertible
     debentures                                     -          600,000      1,936,002
   Proceeds from short-term loans                 60,000          -            60,000
                                              ----------    ----------     ----------
Net cash flows from financing activities          51,436       588,313      9,028,399
                                              ----------    ----------     ----------
NET CHANGE IN CASH                               (20,079)      (22,155)        24,333

CASH AT BEGINNING OF PERIOD                       44,412       103,607           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $   24,333    $   81,452     $   24,333
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    4,393    $    2,108     $   78,514
                                              ==========    ==========     ==========

Income taxes paid (benefit)                   $ (205,960)   $ (206,767)    $ (412,727)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt and
  accrued interest                            $     -       $     -        $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                    $             $   10,080     $  141,780
                                              ==========    ==========     ==========





See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 28, 2002

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

                           February 28, 2002


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


NOTE 4 - Warrants:

In September 2001, the Company received $150,000 from an accredited investor in exchange for a note bearing interest at 8% and payable no later than January 31, 2002. The Company also granted to the investor a warrant for the purchase of 100,000 shares of the Company's common stock at an exercise price of $0.20 per share. Accordingly, the note was discounted to reflect the calculated fair value of the warrant issued.

In November 2001, the expiration date for warrants to purchse 885,000 shares of the Company's common stock, granted from October 1996 to June 1997, was extended to November 2006. In addition, these warrants were repriced whereby the exercise price was reduced from $2.00 per share to $0.35 per share. At February 28, 2002, no additional expense exists relating to the repricing because the calculated fair value of the repriced warrants is less than the fair value of the warrants as originally issued.

In November 2001, the Company issued warrants to the Chief Executive Officer of the Company to purchase 100,000 shares of the Company's common stock for $0.35 per share, expiring in five years. The warrants vest immediately.

In December 2001, the Company issued warrants to four employees and two outside directors to purchase a total of 80,000 shares of the Company's common stock for $0.40 per share, expiring in five years. The warrants vest immediately. Also in December 2001, warrants for 323,500 shares expired.

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


COMPARISON SIX MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

Sales of $103,758 for the six months ended February 28, 2002 represented a decrease of $37,244 or 26% from the $141,002 of the comparable six-month period of the prior year. Cost of goods sold during the same periods were $56,676 compared to $65,108, resulting in a gross profit of $47,082 compared to $75,894 in the prior year. General and administrative expenses for the six months ended February 28, 2002 were $584,910 representing a decrease of $92,158 or 13% from the $677,068 of the similar period of the prior year. The most significant changes were decreases of $31,700 in marketing costs, $16,600 in legal costs and $15,400 in travel expenses.

The convertible debentures issued during the period in 2001 were converted into common stock prior to the start of the period this year which conversion accounted for the major part of the $42,790 decrease in interest expense between the periods. During the periods in both 2001 and 2002, the Company realized about $206,000 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.


COMPARISON THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

Sales of $42,670 for the three months ended February 28, 2002 represented a decrease of $61,112 or 59% from the $103,782 for the comparable three-month period of the prior year. Cost of goods sold for the same periods decreased to $22,638 from $48,350, resulting in a gross profit of $20,032 compared to $55,432 in the similar period of the prior year. General and administrative expenses for the three months ended February 28, 2002 were $297,270 representing a decrease of $5,966 or 2% from the $303,236 of the similar period of the prior year. There was no significant change in any specific category of expense. The convertible debentures issued during the period in 2001 were converted into common stock prior to the start of the period this year which conversion accounted for the major part of the $25,058 decrease in interest expense between the periods.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2002 the Company had cash balances of $24,333. In order to fund continuing operations during the six months ended on that date, $150,000 was obtained through a sale of a note to an accredited investor. $90,000 of principal was repaid during the period. The note bears interest of 8%, and was due no later than January 31, 2002. The $60,000 balance has no specific maturity date. The principal repayment was made from the proceeds of the fiscal 2002 sale of the state operating loss carryforward described above. The remaining balance is unsecured.


The Company has deferred payment of $1,178,939 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2002              NoFire Technologies, Inc.


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