Form 10QSB
period 2002-05-31
NOFIRE TECHNOLOGIES INC
filed 2002-07-10
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended May 31, 2002

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 20,466,110 shares of Common Stock as of June 27, 2002.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---

                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of May 31, 2002
         and August 31, 2001                                 3

         Statements of Operations for the Nine Months
         ended May 31, 2002 and 2001; and the
         Three months ended May 31, 2002 and
         2001                                                5

         Statements of Cash Flows for the Nine Months
         ended May 31, 2002 and 2001                         6

         Notes to Unaudited Financial Statements             8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   11

         Signatures                                         12

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  2002         2001
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                      $  103,714    $   44,412
    Accounts receivable - trade                   12,463        22,453
    Inventories                                  114,785       153,095
    Prepaid expenses and other current assets     53,120        51,264
                                               ---------    ----------
    Total Current Assets                         284,082       271,224
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           9,399        11,143
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,514,753 at May 31, 2002 and
      $1,509,798 at August 31, 2001               18,278        23,233
    Security deposits                             19,379        19,379
                                              ----------     ---------
                                                  37,657        42,612
                                              ----------     ---------
                                              $  331,138    $  324,979
                                              ==========    ==========





















See accompanying notes to financial statements

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  2002          2001
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,178,432     $1,187,503
    Accounts payable and accrued expenses        948,665        768,485
    Loans, and advances payable to
      stockholders                                10,250         10,250
    Deferred salaries                            993,910        759,989
    Loan Payable - 8%                             60,000           -
                                              ----------      ---------
                                               3,191,257      2,726,227
                                              ----------      ---------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 20,466,110
       shares at May 31, 2002 and
       19,820,430 at August 31, 2001           4,093,222      3,964,086
    Capital in excess of par value             3,291,203      3,206,855
    Deficit accumulated in the development
      stage                                  (10,244,544)    (9,572,189)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (2,860,119)    (2,401,248)
                                              ----------     ----------
                                              $  331,138     $  324,979
                                              ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                                                          July 13, 1987
                                                                                           (Date of
                                       For the Nine Months        For the Three Months      Inception)
                                   Ended May 31,               Ended May 31,          through
                                        2002        2001            2002        2001       May 31, 2002
                                    ----------   ----------     ----------   ----------     ----------
                                           (UNAUDITED)               (UNAUDITED)
NET SALES                            $ 165,836    $ 171,641      $  62,078    $  30,639    $ 1,218,934
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                       87,680       79,849         31,004       14,741        643,873
    Write-down of excess inventory        -            -              -            -            55,000
    General and administrative         871,237    1,000,937        286,326      323,869     13,543,691
                                    ----------   ----------     ----------   ----------     ----------
                                       958,917    1,080,786        317,330      338,610     14,242,564
                                    ----------   ----------     ----------   ----------     ----------
LOSS FROM OPERATIONS                  (793,081)    (909,145)      (255,252)    (307,971)   (13,023,630)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                    85,616      162,826         23,459       57,879      1,391,971
    Interest income                       (382)      (6,244)           (78)      (1,312)       (24,065)
    Reorganization items                  -            -              -            -           365,426
    Litigation settlement                 -            -              -            -           198,996
                                    ----------   ----------     ----------   ----------     ----------
                                        85,234      156,582         23,381       56,567      1,932,328
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM              (878,315)  (1,065,727)      (278,633)    (364,538)   (14,955,958)

DISCONTINUED OPERATIONS                   -            -              -            -        (1,435,392)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM        (878,315)  (1,065,727)      (278,633)    (364,538)   (16,391,350)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -           507,952
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE INCOME TAXES              (878,315) $(1,065,727)    $ (278,633)  $ (364,538)  $(15,883,398)

DEFERRED INCOME TAX BENEFIT            205,960      206,767           -            -           412,727
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                           $  (672,355) $  (858,960)    $ (278,633)  $ (364,538)  $(15,470,671)
                                    ==========   ==========     ==========   ==========     ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       19,856,301   16,629,151     19,838,366   16,628,651
                                    ==========   ==========     ==========   ==========

EARNINGS (LOSS) PER SHARE, BASIC
  AND DILUTED                       $    (0.03)  $    (0.05)    $    (0.01)  $    (0.02)
                                    ==========   ==========     ==========   ==========






See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13, 1987
                                                                             (Date of
                                                  For the Nine Months       Inception)
                                                     Ended May 31,           through
                                                    2002        2001       May 31, 2002
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (672,355)  $ (858,960)  $(15,470,671)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                6,699        6,697      1,832,717
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Amortization of interest expense for
          discount on note payable                  13,484         -            13,484
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -          10,080        141,780
        Write-down of excess inventory                -            -            55,000
        Changes in operating assets and liabilities
         (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade             9,990       (7,342)       (12,463)
             Inventories                            38,310      (54,818)      (169,785)
             Prepaid expenses                       (1,856)         364        (53,120)
             Accounts payable and accrued
               expenses                            180,180      (49,181)     3,427,656
             Security deposits                        -            -           (19,379)
             Deferred salaries                     233,921         -           993,910
             Obligation from discontinued
                 operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (191,627)    (953,160)    (8,401,253)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -           (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -            -          (722,925)
                                               -----------    ---------     ----------









See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                 For the Nine Months        Inception)
                                                    Ended May 31,            through
                                                  2002          2001       May 31, 2002
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -         1,506,113
   Principal payments on notes payable              -             -           (75,000)
   Principal payments of settled liabilities      (9,071)      (17,730)    (2,884,416)
   Proceeds from issuance of common stock,
     net of related expenses                     200,000          -         8,674,943
   Payments on advances from stockholders           -             -           (60,750)
   Loans and advances from stockholders             -             -            79,053
   Interest accrued on loans from
     stockholders                                   -             -            (8,053)
   Proceeds from issuance of convertible
     debentures                                     -        1,000,000      1,936,002
   Proceeds from short-term loan                 150,000          -           150,000
   Principal payment on short-term loan          (90,000)         -           (90,000)
                                              ----------    ----------     ----------
Net cash flows from financing activities         250,929       982,270      9,227,892
                                              ----------    ----------     ----------
NET CHANGE IN CASH                                59,302        29,110        103,714

CASH AT BEGINNING OF PERIOD                       44,412       103,607           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $  103,714    $  132,717     $  103,714
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    5,397    $    2,752     $   79,538
                                              ==========    ==========     ==========

Income taxes paid (benefit)                   $ (205,960)   $ (206,767)    $ (412,727)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt and
  accrued interest                            $     -       $     -        $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                    $     -       $   10,080     $  141,780
                                              ==========    ==========     ==========




See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 2002

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


NOTE 3 - Management's Actions to Overcome Operating and Liquidity
         Problems:

The Company's financial statements have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and/or obtaining additional financing. Without achieving these, there is substantial doubt about the Company's ability to continue as a going concern.



                               Page 8
                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 2002

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


NOTE 4 - Warrants:

In September 2001, the Company received $150,000 from an accredited investor in exchange for a note bearing interest at 8% and payable no later than January 31, 2002. The terms were modified, and the $60,000 remaining balance has no specific maturity date. The Company also granted to the investor a warrant for the purchase of 100,000 shares of the Company's common stock at an exercise price of $0.20 per share. Accordingly, the note was discounted to reflect the calculated fair value of the warrant issued.

In November 2001, the expiration date for warrants to purchase 885,000 shares of the Company's common stock, granted from October 1996 to June 1997, was extended to November 2006. In addition, these warrants were repriced whereby the exercise price was reduced from $2.00 per share to $0.35 per share. At May 31, 2002, no additional expense exists relating to the repricing because the calculated fair value of the repriced warrants is less than the fair value of the warrants as originally issued.

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

In May 2002, as part of the sale of units described in Note 5 to the Financial Statements, the Company issued five-year warrants for the purchase of 454,318 shares of its common stock at an exercise price of $0.50 per share.


NOTE 5 - Common Stock:

During May 2002, additional funding of $200,000 was obtained by the sale of 645,680 units consisting of one share of common stock and five-year warrants to purchase 0.70363 shares at an exercise price of $0.50 per share. The sales were made to three accredited investors.

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


COMPARISON NINE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

Sales of $165,836 for the nine months ended May 31, 2002 represented a decrease of $5,805 or 3% from the $171,641 of the comparable nine-month period of the prior year. Cost of goods sold during the same periods were $87,680 compared to $79,849, resulting in a gross profit of $78,156 compared to $91,792 in the prior year. General and administrative expenses for the nine months ended May 31, 2002 were $871,237 representing a decrease of $129,700 or 13% from the $1,000,937 of the similar period of the prior year. The most significant changes were decreases of $49,700 in marketing costs, $25,500 in professional fees and $21,700 in travel expenses.

The convertible debentures issued during the period in 2001 were converted into common stock prior to the start of the period this year which conversion accounted for the major part of the $77,210 decrease in interest expense between the periods. During the periods in both 2001 and 2002, the Company realized about $206,000 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.


COMPARISON THREE MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001

Sales of $62,078 for the three months ended May 31, 2002 represented an increase of $31,439 or 103% from the $30,639 for the comparable three-month period of the prior year. Cost of goods sold for the same periods increased to $31,004 from $14,741, resulting in a gross profit of $31,074 compared to $15,898 in the similar period of the prior year. General and administrative expenses for the three months ended May 31, 2002 were $286,326 representing a decrease of $37,543 or 12% from the $323,869 of the similar period of the prior year. There was no significant change in any specific category of expense. The convertible debentures issued during the period in 2001 were converted into common stock prior to the start of the period this year which conversion accounted for the major part of the $34,420 decrease in interest expense between the periods.


LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2002 the Company had cash balances of $103,714. In order to fund continuing operations during the nine months ended on that date, $150,000 was obtained through a sale of a note to an accredited investor. $90,000 of principal was repaid during the period. The note bears interest of 8%, and was due no later than January 31, 2002. The terms were modified, and the $60,000 balance now has no specific maturity date. The principal repayment was made from the proceeds of the fiscal 2002 sale of the state operating loss carryforward described above. The remaining balance is unsecured.

During May 2002, additional funding of $200,000 was obtained by the sale of 645,680 units consisting of one share of common stock and five-year warrants to purchase 0.70363 shares at an exercise price of $0.50 per share. The sales were made to three accredited investors.

The Company has deferred payment of $1,178,432 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2002              NoFire Technologies, Inc.


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