Form 10KSB
period 2002-08-31
NOFIRE TECHNOLOGIES INC
filed 2002-12-10
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 2002

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


Issuer's revenues for its fiscal year ended August 31,2002    $249,102


Aggregate market value of the voting stock held by
non-affiliates as of December 2, 2002                       $3,779,820


Number of shares of common stock outstanding as of as of
December 2, 2002                                            20,627,530


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

The NoFire liquid product belongs to a class of materials called intumescents, which means that they expand in size when heated. Intumescents, which have been produced since the 1950's, have a high degree of fire retardation and add significant heat protection to a coated surface upon expansion. The major performance characteristics of intumescent products include: useful temperature range; degree of fire and heat protection; adhesion to substrate; degree of toxicity in both the liquid state and during combustion; amount of flame spread and smoke developed during combustion; ease of application; durability; resistance to weather; and price. Early intumescent products, as well as many current products, have had significant deficiencies with respect to several of these important performance characteristics (primarily the degree of fire and heat protection, useful temperature range, and/or toxicity) that have limited their usefulness.

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

During fiscal 1999 the Company purchased from a non-affiliate the following United States Patent for $7,980:

     No. 4,956,218 - Fire Protection Blanket, issued September 11,
        1990.

Late in August 2002, the Company's patent attorney was notified that the U.S. Patent and Trademark Office issued a Notice of allowance for the following Patent Application, and a patent will be issued shortly:

     Pre-Fabricated Fireproof Bulkhead with Special Interlocking Joints for a ship.

The Company has submitted two additional patent applications to the United States Patent Office.

Although the Company believes its patents are valid and enforceable, in the event of a challenge to their validity or an infringement of such patents, the Company's limited financial resources may restrict its ability to defend or enforce its rights under such patents in legal proceedings.

The NoFire products are potentially useful on many different substrates, including wood and wood products, metals (steel, aluminum, and various alloys), certain plastics, fabrics and textiles (fiberglass, natural and synthetic fibers). Industries that are presently using these types of product or are evaluating applications for them include maritime, military, nuclear power plants, construction, wood products manufacturing, public and private housing, hotels, automotive, railway, and airports. In developing these opportunities, the Company has passed numerous tests and obtained various certifications for specific applications.


MARKETING/DISTRIBUTION

The Company markets its products using several different methods, depending upon the applications, industry, product, or territory being targeted. These methods include: direct marketing; use of independent agents/distributors; and exclusive and nonexclusive licensing arrangements. Because the Company has limited resources, it relies primarily upon independent parties to market and distribute its products. In the past two fiscal years the Company has added distributors for California, Hawaii, the South, Southwest and Middle Atlantic States, as well as Europe, the Middle East, India, Korea and China.


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


MAJOR CUSTOMERS

The Company's three largest customers during the most recent fiscal year represented 37%, 13% and 11% of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.


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


EMPLOYEES

As of December 2, 2002, the Company had seven employees, six of whom were full-time employees.


Item 2.  DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial
Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space at an approximate monthly rental of $10,230 pursuant to a lease expiring August 31, 2003.


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

                          2001-2002             2000-2001
     Quarter Ended      High      Low         High      Low
     -------------      ----      ---         ----      ---
     November 30       $0.47     $0.15       $0.4375   $0.3125
     February 29/28    $0.41     $0.31       $0.3125   $0.125
     May 31            $0.45     $0.36       $0.35     $0.13
     August 31         $0.45     $0.31       $0.65     $0.16

     (b)  HOLDERS
As of December 2, 2002, there were approximately 290 holders of record of the Company's outstanding Common Stock.

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continues product development and application testing. As a result of these activities, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications have been filed resulting in the issuance of five patents since August 1995, one patent allowed and to be issued shortly, and two applications awaiting action by the U.S. Patent Office referred to in Item 1 - Business of the Company.

Marketing efforts to develop new applications and establish new customers were continued in fiscal 2002. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2003 and beyond.

The greatest obstacles encountered in obtaining major sales contracts are the multitude of tests and approvals required, competition against well established and better capitalized companies, cost, and the slow process of specifying a new product in highly regulated applications. The Company intends to continue its research efforts to adapt its products to meet market requirements. Sales and marketing efforts will concentrate on current products and applications through direct sales and distributor license agreements. Continuing efforts are being made to obtain greater domestic and international sales by enlarging the Company's distributor network.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents or new full time employees on a heavily weighted commission basis.


LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2001, funds required to continue the Company's product development and marketing efforts were provided by the private sale of debentures of $1,000,000. Those debentures, along with $500,000 sold in the prior year and accrued interest of $94,640 were converted into common stock during fiscal 2001 at the rate of $0.50 per share into 3,189,279 shares of common stock. The sale of debentures was to an accredited investor who has advised the Company that he has and will continue to file all reports with the SEC that he deems appropriate including Schedules 13D and Forms 3 and 4. During the year, the officers deferred $109,763 of their salaries. Also in fiscal 2001, $206,767 was obtained through the sale of a portion of the Company's New Jersey Operating Loss Carry Forward under a program sponsored by that state.

In fiscal 2002, the Company sold to an accredited investor a note for $150,000. The note bears interest at a rate of 8%, was due no later than January 31, 2002 and was secured by the assignment of the proceeds of an additional sale of the Company's New Jersey Net Operating Loss Carry Forward. $90,000 was repaid during the year. The terms were modified, and the $60,000 balance now has no specific maturity date and no specific security. In connection with the issuance of the note, five-year warrants were granted for 100,000 shares of common stock at an exercise price of $0.20 per share. Also during fiscal 2002, additional funding of $250,000 was obtained by the sale of 807,000 units consisting of one share of common stock and five-year warrants to purchase 0.70363 shares at an exercise price of $0.50 per share. The sales were made to four accredited investors. During the year, the officers deferred an
additional $311,650 of their salaries.   Also in fiscal 2002, $205,960
was obtained through an additional sale of a portion of the Company's New Jersey Operating Loss Carry Forward under a program sponsored by that state.

Because of limited cash resources, the Company has deferred payment of $1,178,432 from the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of the delinquent amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering.

There is no assurance that revenues from sales, and/or financing efforts described above will be sufficient to fund the Company's cash requirements in the future.


RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2002 AND 2001

The Company remained a development stage company in fiscal year 2002. Sales of $249,102 represented an increase of $9,917 or 4% from the $239,185 in the prior year.

The net loss of $987,415 for fiscal year 2002 was $198,021 or 17% less than the net loss of $1,185,436 in the prior year.

General and administrative expenses of $1,201,320 in fiscal year 2002 were $130,893 or 10% less than the prior year. The most significant decreases were $41,200 in testing expenses, $40,000 in marketing expenses, $57,700 in professional fees, and $24,400 in travel expenses.

The $83,711 decrease in interest expense resulted mainly from the conversion of debentures late in fiscal 2001. During both fiscal 2001 and 2002, the Company realized about $206,000 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 2002, together with the report thereon by the Company's independent auditors, Wiss & Company, LLP, ("Wiss"), are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

                                PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

William A. Retz               62        Director and Chief
                                        Executive Officer

Sam Oolie                     66        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer,
                                        Treasurer and Chief
                                        Financial Officer

Samuel Gottfried              56        Director, President,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Bernard J. Koster             69        Director

Gerald H. Litwin              60        Director

Alphonso Margino              64        Vice President
                                        and Secretary

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.


William A. Retz
     Rear Admiral Retz USN (Ret) became Chief Executive Officer and a director effective September 1, 2000. Admiral Retz concluded a distinguished thirty-two year career with the US Navy in 1995. From 1996 to 1999 he was Vice President of ARAMARK Corp., a large managed services company, and also was a consultant in his own company. He presently serves as a director of several non-profit organizations including Surface Navy Association (PR Chair), National Defense Industrial Association (Vice President) and Navy League of the US.

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

Gerald H. Litwin
     Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past five years, Mr. Litwin, an attorney, has been a principal in the law firm of Litwin & Tierman, P.A., previously the principal of Gerald H. Litwin, P.A. and prior to that, a partner in the law firm of Litwin & Holsinger, Hackensack, New Jersey. Mr. Litwin's firms served as the Company's General Counsel, and his current firm continues to provide certain legal services to the Company.

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


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2002, 2001, and 2000, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.


                         SUMMARY COMPENSATION TABLE

                 For the Years Ended August 31, 2002, 2001, and 2000

Name and               Year Ended   Salary  Salary       Options  All other
Principal Position     August 31    Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------
Sam  Oolie                2002      $56,501   $97,600     (3)       None
Chairman  of the Board,   2001     $112,430   $36,251     None      None
Chief Operating Officer   2000     $153,605      None     None      None
since July 26, 1999 and
Chief Executive Officer
until July 26, 1999

William A. Retz           2002      $67,448  $103,323     (3)       None
Chief Executive Officer   2001     $125,733   $39,462     (2)    $10,080(2)
from September 1, 2000

Samuel Gottfried          2002      $88,379   $79,541     (3)       None
President and Chief       2001     $143,768   $24,616     (3)       None
Technical Officer         2000     $167,578      None     None      None

Alfonso Margino           2002      $42,563   $34,867     (3)       None
Vice President and        2001      $71,987    $5,753     None      None
Secretary since           2000      $78,005      None     None      None
June 15, 1998

Note (1) Amounts shown as salary deferred for fiscal years 2001 and 2002 are payable when revenues or financings permit payment as determined by the Board of Directors.

Note (2) Warrants granted and compensation paid in the form of common stock are discussed in the following description of RAdm Retz employment agreement.

Note (3) On September 5, 2000 the Company's Executive Committee authorized the issuance of a five-year warrant to Dr. Gottfried for 278,000 shares at an exercise price of $0.50 per share. This warrant became fully vested on September 5, 2001. On November 5, 2001, a five-year warrant was issued to Radm Retz for 100,000 shares at an exercise price of $0.35 per share with immediate vesting. On November 5, 2001, expiring warrants were replaced with new five-year warrants at an exercise price of $0.35 per share to the following officers: Mr. Oolie, 300,000; Dr. Gottfried, 160,000; and Mr. Margino, 100,000. The replacement options were immediately vested.


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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 1, 2002 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      ---------------------
William A. Retz                    236,000                 1.13%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Sam Oolie                        1,900,000                 9.08%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 2,038,000                 9.49%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                   293,000                 1.41%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  186,300                 0.90%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                   185,000                 0.89%
Two University Plaza
Hackensack, NJ  07601

Robert Downey  (3)               2,937,353                12.93%
755 Park Avenue
New York, NY  10021

NF Partners  (3)                15,547,653                52.78%
667 Madison Avenue
New York, NY  10021

All officers and directors       4,838,300                21.64%
as a group (six persons)

Note (1) Shares Beneficially Owned includes fully vested warrants in the following amounts: Retz 200,000; Oolie 300,000; Gottfried 838,000; Margino 105,000; Koster 102,500; Litwin 185,000; Downey 2,098,109; and NF Partners
8,827,410.

Note (2) As of December 2, 2002, there were 20,627,530 shares of Common Stock issued and outstanding. Percentage of Class for all officers and directors as a group is computed on 22,358,030 shares which includes 1,730,500 shares exercisable within 60 days pursuant to warrants owned by all the persons included.

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


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2002, the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

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

On September 5, 2000, the Company's Board of Directors authorized the issuance of two five-year warrants to Dr. Gottfried entitling him to purchase 222,000 shares and 278,000 shares respectively of the Company's common stock at a price of $0.50 per share. He immediately assigned the warrant for 222,000 shares to an unrelated third party and retained the warrant for 278,000 shares. On November 5, 2001, five-year warrants were granted to replace expiring warrants to the following officers and directors: Mr. Oolie, 300,000 shares, Dr. Gottfried 160,000 shares, Mr. Margino 100,000 shares, Mr. Litwin 100,000 shares and Mr. Koster 25,000 shares. The replacement warrants have an exercise price of $0.30 per share and are fully vested. On December 20, 2000, warrants were granted to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company's Common Stock at a price of $0.50 per share. On December 11, 2001, warrants were granted to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company's Common Stock at a price of $0.40 per share. On November 5, 2001, a five-year warrant was granted to RAdm Retz to purchase 100,000 shares of the Company's Common Stock at a price of $0.35 per share. All of the retained warrants are included in the warrants outstanding as noted in Item 11, Note 1.

Mr. Litwin is the principal of the law firm of Litwin & Tierman, P.A., and provides certain legal services to the Company. The Company is obligated to that firm in the amount of $766,107 which includes fees for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings. Interest has been accrued on unpaid balances since fiscal 1997. Expenses of fiscal 2001 were $37,700 for legal services and $113,687 for interest charges, and in fiscal 2002, $36,457 in fees and $87,245 in interest charges. In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

During fiscal years 2001 and 2002, the officers deferred a total of $421,413 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $6,200 at August 31, 2002.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Independent Auditors' Report                             F-2

    Financial Statements:

      Balance Sheet as of August 31, 2002                    F-3

      Statements of Operations for the Years
        Ended August 31, 2002 and 2001 and
        the period July 13, 1987 (date of
        inception) through August 31, 2002                   F-4

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the Years Ended August 31,
        1989 through August 31, 2002                      F-5 to F-6

      Statements of Cash Flows for the Years
        Ended August 31, 2002 and 2001 and
        the period July 13, 1987 (date of
        inception) through August 31, 2002                   F-7

      Notes to Financial Statements                      F-8 to F-15


2.  EXHIBITS

     Sarbanes-Oxley Act section 906 Certification        Exhibit 1


3.  REPORTS ON FORM 8-K

     None


Item 14.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer performed an evaluation of disclosure controls and procedures, which have been designed to permit the Company to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. Since the date of the evaluation no significant changes in internal controls or in other factors that could significantly affect internal controls have been made.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: December 9, 2002                 By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie,
                                        Chairman of the Board,
                                        Chief Operating Officer
                                        Treasurer and Chief Financial
                                        Officer

Date: December 9, 2002                 By: /s/ William A. Retz
                                        ------------------------
                                        William A. Retz,
                                        Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                December 9, 2002
Samuel Gottfried, Director


/s/ William A. Retz
-----------------------------               December 9, 2002
William A. Retz, Director


/s/ Bernard J. Koster
-----------------------------               December 9, 2002
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               December 9, 2002
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               December 9, 2002
Sam Oolie, Director

I, Sam Oolie, certify that:

1. I have reviewed this annual report on Form 10-KSB of NoFire
Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002                        /s/ Sam Oolie
                                              ---------------------------
                                              Sam Oolie,
                                              Chief Financial Officer

I, William A. Retz, certify that:

1. I have reviewed this annual report on Form 10-KSB of NoFire
Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002                        /s/ William A. Retz
                                              ------------------------
                                              William A. Retz
                                              Chief Executive Officer

                 INDEX TO FINANCIAL STATEMENTS





                                                                Page
                                                               ------

Report of Independent Auditors                                  F-2

Financial Statements:

     Balance sheet at August 31, 2002                           F-3

     Statements of operations for the years ended
      August 31, 2002 and 2001 and the period July 13,
      1987 (date of inception) through August 31, 2002          F-4

     Statements of changes in stockholders' equity
      (deficiency) for the years ended August 31, 1989
      through August 31, 2002                              F-5 to F-6

     Statements of cash flows for the years ended
      August 31, 2002 and 2001 and the period July 13,
      1987 (date of inception) through August 31, 2002          F-7

     Notes to financial statements                         F-8 to F-15






















                  INDEPENDENT AUDITORS' REPORT


Board of Directors
NoFire Technologies, Inc.

We have audited the accompanying balance sheet of NoFire Technologies, Inc. (A Development Stage Company) as of August 31, 2002 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the two years in the period then ended and the period July 13, 1987, date of inception, through August 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. at August 31, 2002, and the results of its operations and its cash flows for aforementioned periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations since inception and at August 31, 2002 had a stockholders' deficiency of $3,081,179 and a working capital deficiency of $3,126,004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/ Wiss & Company, LLP
                                            WISS & COMPANY, LLP

Livingston, New Jersey
November 15, 2002



                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                         BALANCE SHEET
                        AUGUST 31, 2002

                            ASSETS

CURRENT ASSETS:
   Cash                                            $       483
   Accounts Receivable - trade                          26,086
   Inventories                                         138,285
   Prepaid expenses and other current assets            52,219
                                                   -----------
      Total Current Assets                                      $  217,073

EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $31,893                                                         8,819

OTHER ASSETS:
   Patents, less accumulated amortization
     of $1,516,404                                      16,627
   Security deposits                                    19,379
                                                    ----------
                                                                    36,006
                                                                ----------
                                                               $   261,898
                                                                ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Current portion of settled liabilities          $ 1,178,432
   Accounts payable and accrued expenses             1,022,456
   Loans and advances payable to stockholders           10,550
   Deferred salaries                                 1,071,639
   Loan payable - 8%                                    60,000
                                                    ----------
      Total Current Liabilities                                  3,343,077

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock $.20 par value:
   Authorized - 50,000,000 shares
     Issued and outstanding - 20,627,530             4,125,506
   Capital in excess of par value                    3,352,919
   Deficit accumulated in the development stage    (10,559,604)
                                                    ----------
      Total Stockholders' Equity (Deficiency)                   (3,081,179)
                                                                ----------
                                                               $   261,898
                                                                ==========



             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                                             July 13, 1987
                                                        (Date of Inception)
                                  Year Ended August 31,         Through
                                    2002           2001     August 31, 2002
                                 ----------     ----------      ----------
NET SALES                       $   249,102    $   239,185     $ 1,302,200
                                 ----------     ----------      ----------
COSTS AND EXPENSES:
   Cost of sales                    125,549        106,221         681,742
   General and administrative     1,201,320      1,332,213      13,873,774
   Write-down of excess inventory      -              -             55,000
                                 ----------     ----------      ----------
                                  1,326,869      1,438,434      14,610,516
                                 ----------     ----------      ----------
LOSS FROM OPERATIONS             (1,077,767)    (1,199,249)    (13,308,316)
                                 ----------     ----------      ----------
OTHER EXPENSES (INCOME):
   Interest expense                 116,065        199,776       1,422,420
   Interest income                     (457)        (6,822)        (24,140)
   Reorganization items                -              -            365,426
   Litigation settlement               -              -            198,996
                                 ----------     ----------      ----------
                                    115,608        192,954       1,962,702
                                 ----------     ----------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM         (1,193,375)    (1,392,203)    (15,271,018)

DISCONTINUED OPERATIONS                -              -         (1,435,392)
                                 ----------     ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM   (1,193,375)    (1,392,203)    (16,706,410)

EXTRAORDINARY ITEM -
   Gains on debt discharge             -              -            507,952
                                 ----------     ----------      ----------
LOSS BEFORE INCOME TAXES         (1,193,375)    (1,392,203)    (16,198,458)
DEFERRED INCOME TAX BENEFIT         205,960        206,767         412,727
                                 ----------     ----------      ----------
NET LOSS                        $  (987,415)   $(1,185,436)   $(15,785,731)
                                 ==========     ==========      ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING             20,028,931     17,294,084
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $      (.05)   $      (.07)
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

             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (Concluded)

                                                                                       Deficit
                                                 Common Stock                        Accumulated
                                           ------------------------    Capital        During the
                                           Number of                  in Excess      Development
                                             Shares        Amount    of Par Value        Stage
                                           ----------    ----------    ----------   ------------
YEAR ENDED AUGUST 31, 1996
   Issuance of common stock
     under private placement
     at $1 per share                          300,000   $    60,000   $   240,000  $        -
   Issuance of common stock in
     exchange for services at
     $1 per share                              62,500        12,500        50,000           -
   Net loss                                                                           (1,634,802)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1996                   8,549,500     1,709,900    (2,114,908)    (1,634,802)
YEAR ENDED AUGUST 31, 1997:
   Issuance of common stock under
     private placement at a range
     of $.75 to $1 per share                1,117,700       223,540       869,160           -
   Net loss                                                                           (1,599,841)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1997                   9,667,200     1,933,440    (1,245,748)    (3,234,643)
YEAR ENDED AUGUST 31, 1998:
   Issuance of common stock under
     private placement at $.90
     per share, net of expenses
     of $76,745                             1,388,884       277,777       895,474           -
   Issuance of common stock under
     private placement at $1 per share        550,000       110,000       440,000           -
   Issuance of common stock in
     exchange for services at a
     range of $.50 to $1 per share            119,200        23,840        45,360           -
   Shares issued in connection with
     debt discharge at a range of
     $.89 to $1 per share                     220,350        44,070       162,509           -
   Net loss                                      -             -             -        (1,519,842)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1998                  11,945,634     2,389,127       297,595     (4,754,485)
YEAR ENDED AUGUST 31, 1999
   Issuance of common stock under
     private placements at a range
     of $.50 to $.72 per share,
     net of expenses of $19,793             2,071,115       414,223       845,986           -
   Shares issued in connection with
     debt discharge at a range of
     $.95 to $.99 per share                    19,225         3,845        14,636           -
   Net loss                                      -             -             -        (1,541,642)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1999                  14,035,974     2,807,195     1,158,217     (6,296,127)
YEAR ENDED AUGUST 31, 2000
   Issuance of common stock under
     private placements at $.67
     per share, net of expenses
     of $72,557                             1,641,792       328,358       699,085           -
   Issuance of common stock in
     exchange for conversion of
     convertible debentures at a
     rate of $.625 per share                  917,385       183,477       389,889           -
   Net loss                                      -             -             -        (2,090,626)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2000                  16,595,151     3,319,030     2,247,191     (8,386,753)
YEAR ENDED AUGUST 31, 2001
   Issuance of common stock in
     exchange for services at a
     rate of $.28 per share                    36,000         7,200         2,880           -
   Issuance of common stock in
     exchange for conversion of
     convertible debentures at a
     rate of $.50 per share                 3,189,279       637,856       956,784           -
   Net loss                                      -             -             -        (1,185,436)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2001                  19,820,430     3,964,086     3,206,855     (9,572,189)
YEAR ENDED AUGUST 31, 2002
   Value of warrants issued in
     connection with short-term loan
     treated as a discount on
     the loan                                    -             -           13,484           -
   Repricing of warrants                         -             -           44,000           -
   Issuance of common stock under
     private placements at $.50
     per share                                807,100       161,420        88,580           -
   Net loss                                      -             -             -          (987,415)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2002                  20,627,530    $4,125,506    $3,352,919   $(10,559,604)
                                           ==========    ==========    ==========   ============

             See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF CASH FLOWS

                                                                           July 13, 1987
                                                                       (Date of Inception)
                                             Year Ended August 31,            Through
                                               2002           2001        August 31, 2002
                                            ----------     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $  (987,415)   $(1,185,436)     $(15,785,731)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization               8,930          8,929         1,834,948
     Extraordinary gain on debt discharge         -              -             (507,952)
     Amortization of interest expense for
       settled liabilities                        -              -              634,522
     Amortization of interest expense for
       discount on note payable                 13,484           -               13,484
     Revaluation of assets and liabilities
       to fair value                              -              -              482,934
     Litigation settlement                        -              -              198,996
     Common stock issued in exchange
       for services                               -            10,080           141,780
     Write-down of excess inventory               -              -               55,000
     Repricing of warrants                      44,000           -               44,000
     Changes in operating assets and
       liabilities (net of effects from
       reverse purchase acquisition):
         Accounts receivable - trade            (3,633)         1,259           (26,086)
         Inventories                            14,810        (50,401)         (193,285)
         Prepaid expenses                         (955)         3,258           (52,219)
         Accounts payable and accrued
           expenses                            253,971         67,266         3,501,447
         Security deposits                        -              -              (19,379)
         Deferred salaries                     311,950        109,763         1,071,939
         Obligation from discontinued
           operations                             -              -               51,118
                                            ----------     ----------        ----------
            Net cash flows from
             operating activities             (344,858)    (1,035,282)       (8,554,484)
                                            ----------     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                            -              -              (40,712)
 Increase in patent costs                         -              -             (164,320)
 Acquisition accounted for as a
   reverse purchase                               -              -             (517,893)
                                              ----------     ----------        ----------
            Net cash flows from
             investing activities                 -              -             (722,925)
                                            ----------     ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                     -              -            1,506,113
 Principal payments on long-term debt             -              -              (75,000)
 Principal payments on settled
   liabilities                                  (9,071)       (23,913)       (2,884,416)
 Proceeds from issuance of common
   stock, net of related expenses              250,000           -            8,724,943
 Proceeds from short-term loan                  60,000           -               60,000
 Payments on advances from stockholder            -              -              (60,750)
 Loans and advances received from
   stockholders                                   -              -               79,053
 Interest accrued on loans from
   stockholder                                    -              -               (8,053)
 Proceeds from issuance of
   convertible debentures                         -         1,000,000         1,936,002
                                            ----------     ----------        ----------
            Net cash flows from
             financing activities              300,929        976,087         9,277,892
                                            ----------     ----------        ----------
NET CHANGE IN CASH                             (43,929)       (59,195)              483

CASH AT BEGINNING OF YEAR                       44,412        103,607              -
                                            ----------     ----------        ----------
CASH AT END OF YEAR                        $       483    $    44,412       $       483
                                            ==========     ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $     6,132    $     2,895       $    80,253
                                            ==========     ==========        ==========
  Income taxes paid (benefit)              $  (205,960)   $  (206,767)      $  (412,727)
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for settlement of debt                 $      -       $ 1,594,640       $ 2,439,816
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for subscriptions receivable           $      -       $      -          $    95,000
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for services                           $      -       $      -          $   131,700
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

     Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $2,324 and $2,323 for the years ended August 31, 2002 and 2001, respectively.

     Intangible Assets - Patents are amortized on a straight-line basis over 5 years. Amortization expense totaled $6,606 for each of the years ended August 31, 2002 and 2001.

     Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation and net operating loss carryforwards.

     Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2002:

        Cash Concentrations - The Company maintains a cash balance with a financial institution which at some times may exceed federally insured limits.

        Accounts Receivable - The Company grants unsecured credit to virtually all of its customers with two customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were $14,000 and $52,000 for the years ended August 31, 2002 and August 31, 2001, respectively.

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

     Earnings (Loss) Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires the disclosure of both diluted and basic earnings per share. Basic earnings per share is based upon the weighted average of all common shares outstanding. The computation of diluted loss per share does not assume the conversion, exercise or contingent issuance of securities which would have an antidilutive effect on loss per share.

     Recent Accounting Pronouncements - In August 2001, the FASB issued, SFAS No. 143 Accounting for Asset Retirement Obligations, which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for companies for fiscal years beginning on or after June 1, 2003. The Company is currently evaluating the provisions of this Statement, but does not believe adoption of the statement will result in material impact to its results of operations; or financial position. In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for the Company for the fiscal year beginning August 1, 2002. The Company is currently evaluating the provisions of this Statement, but does not anticipate that adoption will result in a material impact to its results of operations or financial position. In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146) which addresses the accounting and reporting for costs associated in an exit or disposal activity. FAS 146 requires that a liability for a cost associated in an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which
FAS 146 supersedes. FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.


NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT'S ACTIONS TO OVERCOME OPERATING AND LIQUIDITY PROBLEMS:

     The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

as a going concern is dependent upon its ability to achieve profitable operations through increased sales, obtaining additional financing or receiving additional capital. This raises substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 3 - INVENTORIES:

     Inventories at August 31, 2002 consisted of the following:
               Raw material       $ 27,694
               Finished goods      110,591
                                  --------
                                  $138,285
                                  ========

     At August 31, 2002, the Company had advanced approximately $40,000 to a vendor towards the future purchase of inventory. The advance has been included as a component of prepaid expenses and other current assets.


NOTE 4 - SETTLED CLAIMS:

     Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2002, settled liabilities payable totaled $1,178,432.

     The claims settled were payable by the Company through September 27, 1999 and during the year ended August 31, 2002, the Company repaid approximately $9,000 towards settled claims.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1996 through 1999 in the gross amount of approximately $1,178,432. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following:

               Legal fees and interest thereon  $766,107
               Interest                            9,386
               Payroll and payroll taxes          25,191
               Accounts payable                  206,812
               Other                              14,960
                                              ----------
                                              $1,022,456
                                              ==========


NOTE 6 - LOAN PAYABLE

     In September 2001, the Company received $150,000 from an accredited investor in exchange for a note bearing interest at 8% and payable no later than January 31, 2002. $90,000 of principal was repaid during the period. The terms were modified, and the unsecured $60,000 balance now has no specific maturity date.

NOTE 7 - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

     At August 31, 2002, settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $791,000, all of which are delinquent (Note 4).


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     Lease - The Company's lease of its facility expires on August 31, 2003 with total lease commitments for the year then ended approximating $123,000.

     Rent expense, inclusive of taxes and insurance, was approximately $119,000 and $111,000 for the years ended August 31, 2002 and 2001, respectively.

                           F11



                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

Employment Contract - Effective September 1, 2000, the Company entered into an employment agreement with its Chief Executive Officer.
Compensation consists of an annual base salary of $165,000. Additionally, the Company granted a seven-year warrant for the purchase of 500,000 shares of common stock, at an exercise price of $0.5625 per share, with vesting of 100,000 shares on the first five anniversary dates of the commencement date of the agreement.

Deferred Salaries - During fiscal years 2001 and 2002, the four officers deferred a portion of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. At August 31, 2001 accrued salaries were $109,800. At August 31, 2002 accrued salaries were $421,400 and accrued interest was $6,200


NOTE 9 - SOURCES OF SUPPLY:

     Several components of the Company's products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company's products could be interrupted.


NOTE 10 - INCOME TAXES:

     No provision for current and deferred income taxes is required for the years ended August 31, 2002 and 2001.

     The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                              2002           2001
                                           ---------      ---------
          Tax at statutory rate            $ 321,000      $ 403,000
          Permanent and other items           (2,000)        (1,000)
          State income tax, net of federal
            income tax benefit                20,000         42,000
          Valuation allowance               (339,000)      (444,000)
                                           ---------      ---------
                                           $    -         $    -
                                           =========      =========

     As a result of the issuance of common stock pursuant to the Plan, the Company experienced a greater than 50% change of ownership as defined in Internal Revenue Code Section 382 ("Section 382"). Consequently, the Company's ability to utilize net operating losses generated prior to the effective date of the Plan is limited during the carryforward periods.
The Company has determined that the annual limitation under Internal Revenue Code Section 382 on its ability to utilize net operating loss carryforwards, totaling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010. Subsequent to the date of the Plan, the Company has generated approximately $7,046,000 in net operating losses.

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     The significant components of the Company's net deferred tax asset are summarized as follows:
                                                    August 31,
                                             ------------------------
                                                2002           2001
                                             ----------     ---------
          Net operating loss carryforwards   $2,933,000     $2,912,000
          Deferred compensation                 431,000        304,000
                                             ----------     ----------
                                              3,364,000      3,216,000
          Valuation allowance                 3,364,000      3,216,000
                                             ----------     ----------
                                             $     -        $     _
                                             ==========     ==========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2002 and 2001.

     At August 31, 2002, the Company has federal and state net operating loss carryforwards for financial reporting and income tax purposes of approximately $8,103,000 and $2,960,000, respectively, which can be used to offset current and future taxable income through the year 2021. During each of the fiscal years 2002 and 2001, the Company sold a portion of its state net operating loss carryforwards (NOL) realizing approximately $206,000 and $207,000 respectively. The Company has been informed that it is eligible to sell another portion of it state NOL during fiscal 2003.

NOTE 11 - MAJOR CUSTOMERS:

     Sales to three customers represented 37%, 13%, and 11% of net sales for the year ended August 31, 2002. Sales to two customers represented 23% and 11% of net sales for the year ended August 31, 2001.


NOTE 12 - WARRANTS:

     For the years ended August 31, 2002 and 2001, a summary of the status of warrants was as follows:
                                       2002                    2001
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year 19,341,753   $1.02      18,261,753   $1.05
Granted                           847,897    0.44       1,080,000    0.54
Expired                          (323,500)   1.98            -        -
                               ----------   -----      ----------   -----
Outstanding, end of year       19,866,150   $0.91      19,341,753   $1.02
                               ==========   =====      ==========   =====
Exercisable, end of year       19,452,150   $0.92      18,536,253   $1.04
                               ==========   =====      ==========   =====

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

     The following table summarizes warrant data as of August 31, 2002:

                                       Weighted
                                        Average
            Exercise     Number        Remaining       Number
              Price    Outstanding   Life in Years   Exercisable
            --------   -----------   -------------   -----------
             $0.20         100,000        4.1            100,000
              0.35         985,000        4.2            985,000
              0.40         120,000        2.7            120,000
              0.50       3,507,897        2.1          3,507,897
              0.5625       700,000        4.7            300,000
              0.67       4,104,480        2.4          4,104,480
              0.72       2,777,780        1.8          2,777,780
              0.75          22,500        2.3             22,500
              1.00       4,663,718        1.1          4,663,718
              1.25          52,000        1.5             52,000
              1.50         178,500        0.6            178,500
              2.00       2,231,775        0.4          2,217,775
              3.00         422,500        1.0            422,500
                        ----------      ------        ----------
                        19,866,150        1.7         19,452,150
                        ==========      ======        ==========

     The weighted average grant date fair value of warrants granted during the year ended August 31, 2002 was $0.40. No warrants had been exercised by holders as of August 31, 2002.

     During the year ended August 31, 2001, the exercise dates for warrants for 335,000 shares granted from August 1995 to August 1996 were extended to December 31, 2001. During the year ended August 31, 2002, the exercise date for warrants for 877,100 shares granted from April 1997 to December 1997 were extended to December 31, 2002.

     In November 2001, warrants to purchase 885,000 shares of the Company's common stock, granted from October 1996 to June 1997, were repriced whereby the exercise price was reduced from $2.00 per share to $0.35 per share. At August 31, 2002, the Company recognized approximately $44,000 of compensation expense relating to this repricing.

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

     In May 2002, the Company issued five-year warrants to three accredited investors for the purchase of 454,318 shares of the Company's common stock at an exercise price of $0.50 per share.

     In July 2002, the Company issued five-year warrants to an accredited investor for the purchase of 113,579 shares of the Company's common stock at an exercise price of $0.50 per share.

     Proforma results of operations, had FAS 123 been used to account for stock-based compensation cost, would have resulted in additional compensation expense due to the vesting of warrants for 558,000 shares during the year ended August 31, 2002. Compensation expense, based on the Black-Scholes option pricing formula, for those warrants, is $227,000, resulting in a pro forma loss of $1,214,000 and $1,297,000 for the fiscal years 2002 and 2001 respectively, or a corresponding loss per share of $0.06 and $0.07.

     The fair value of the warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 4.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 247% and an expected life equaling the warrants' exercise periods.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's warrants have

                NOFIRE TECHNOLOGIES, INC.
              (A Development Stage Company)

              NOTES TO FINANCIAL STATEMENTS

characteristics significantly different from those of normal publicly traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock warrants.


NOTE 13 - SUBSEQUENT EVENTS:

     In November 2002, the Company issued a $75,000 note, to an unrelated party, bearing interest at an annual rate of 12% and payable on the earlier of the receipt by the Company of the proceeds from the sale of the Company's state net operating loss carryforwards or December 31, 2002.


                                                      Exhibit 1

                        CERTIFICATION


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the Company), does hereby certify, to the best of such officer's knowledge and belief, that:

   (1) The Annual Report on Form 10-KSB for the year ended August 31, 2002 of the Company fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934: and

   (2) The information contained in the Form 10-KSB fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated: December 9, 2002                       /s/ William A. Retz
                                              -----------------------
                                              Chief Executive Officer


Dated: December 9, 2002                       /s/ Sam Oolie
                                              -----------------------
                                              Chief Financial Officer























                                EXHIBIT 1