Form 10QSB
period 2002-11-30
NOFIRE TECHNOLOGIES INC
filed 2003-01-15
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2002

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _________

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 20,622,352 shares of Common Stock as of January 08,2003.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    ---


                                 Page 1








                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Financial Statements:

         Balance Sheets as of November 30, 2002(unaudited)
         and August 31, 2002                                3

         Statements of Operations for the Three Months
         ended November 30,2002 and 2001 (unaudited)        5

         Statements of Cash Flows for the
         Three Months ended November 30, 2002 and 2001      6
         (unaudited)

         Notes to Unaudited Financial Statements            8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10


Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                   12

         Signatures                                         12

         Certification of Financial Information             13

         Sarbanes-Oxley Act Section 906 Certification        Exhibit 1



























                                  Page 2










              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS



                                              November 30, August 31,
                                                  2002         2002
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $ 1,587    $      483
    Accounts receivable - trade                    2,417        26,086
    Inventories                                  121,485       138,285
    Prepaid expenses and other current assets     40,692        52,219
    Receivable for sale of tax loss
      carryforward                               179,719            -
                                               ---------    ----------
    Total Current Assets                         345,900       217,073
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           8,238         8,819
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,518,057 at November 30, 2002 and
      $1,516,404 at August 31, 2002               14,974        16,627
    Security deposits                             19,379        19,379
                                              ----------     ---------
                                                  34,353        36,006
                                              ----------     ---------
                                              $  388,491    $  261,898
                                              ==========    ==========













  See accompanying notes to financial statements
                                Page 3








                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                November 30,    August 31,
                                                  2002          2002
                                              -----------    ----------
                                              (UNAUDITED)
        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,178,432     $1,178,432
    Accounts payable and accrued expenses      1,077,422     1,022,456
    Loans and advances payable to
      stockholders                                15,595         10,550
    Deferred salaries                          1,154,176      1,071,639
    Loan payable                                 135,000         60,000

                                             ----------      ---------
    Total Current Liabilities                  3,560,625     3,343,077
                                              ----------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding - 20,627,530
       shares at November 30, 2002 and
       August 31, 2002                        $4,125,505    $ 4,125,506
    Capital in excess of par value             3,308,919      3,352,919
    Deficit accumulated in the development
      stage                                  (10,606,558)   (10,559,604)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (3,172,134)    (3,081,179)
                                              ----------     ----------
                                              $  388,491     $  261,898
                                              ==========     ==========













See accompanying notes to financial statements


                                  Page 4
















                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS

                                                             July 13, 1987
                                                                  (Date of
                                 For the Three Months          Inception)
                                     Ended November 30,            through
                               2002       2001           November 30, 2002
                                ----------   ---------          ----------
                                     (UNAUDITED)               (UNAUDITED)
NET SALES                       $  101,593  $   61,088       $   1,403,793
                                ----------   ----------         ----------
COSTS AND EXPENSES:
    Cost of sales                   52,636       34,038            734,378
    Write-down of excess inventory    -            -                55,000
    General and administrative     238,617      287,639         14,112,391
                                ----------   ----------         ----------
                                   291,253      321,677         14,901,769
                                ----------   ----------         ----------
LOSS FROM OPERATIONS             (89,660)     (260,589)       (13,497,976)
                                ----------   ----------         ----------
OTHER EXPENSES:
    Interest expense                    37,088       32,629      1,459,508
    Interest income                      ( 75)      (  102)       (24,215)
    Reorganization item                   -            -           365,426
    Litigation settlement                 -            -           198,996
                                    ----------   -------        ----------
                                        37,013       32,5        1,999,715
                                    ----------   -------        ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM             (226,673)    (293,116    (15,497,691)

DISCONTINUED OPERATIONS                   -                    (1,435,392)
                                    ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM       (226,673)    (293,116)   (16,933,083)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -            507,952
                                    ----------   ---------       ----------
LOSS BEFORE INCOME TAES                (226,673)    (293,11    (16,425,131)

DEFERRED INCOME TAX BENEFIT               179,719      205,960      592,446
                                    ----------   ----------      ----------
NET LOSS                          $  (46,954)  $  (87,156)    $(15,832,685)
                                    ==========   =========       ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          20,627,530   19,820,430
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (0.00)  $   (0.00)
                                       ==========   ==========




See accompanying notes to financial statements

                                Page 5




                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS
                                                                July 13, 1987
                                                                    (Date of
                                        For the Three Months      Inception)
                                            Ended November 30,        through
                                        2002        2001    November 30, 2002
                                        ---------    ---------     ----------
                                                  (UNAUDITED)     (UNAUDITED)
                                                         <C
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $  (46,954)  $ ( 87,156)  $(15,832,685)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization              2,234       2,232       1,837,182
        Extraordinary gain on debt dischare         -            -          (507,952)
        Amortization of interest expense for
          Settled liabilities                                     -          634,522
        Amortization of interest expense for
          discount on note payable                   -          6,742         13,484
        Revaluation of assets and liabilities
          to fair value                              -             -         482,934
        Litigation settlement                        -             -         198,996
        Common stock issued in exchange for
          services                                   -             -         141,780
        Repricing of warrants                    (44,000)
        Write-down of excess inventory               -             -          55,000
        Changes in operating assets and liabilities
          (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade          23,668         8,070       ( 2,418)
             Inventories                          16,800        30,000      (176,485)
             Prepaid expenses                     11,526        (1,230)      (40,693)
             Receivable for sale of state
               tax loss carryforward            (179,719)     (205,960)     (179,719)
               Accounts Payable and accrued exp.  60,012        17,820     3,561,459
             Security deposits                      -            -           (19,379)
             Deferred salaries                    82,537       56,819      1,154,476
             Obligation from discontinued
               operations                           -            -            51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities       ( 73,896)  (172,663)      (8,628,380)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                            -            -           (40,712)
   Increase in patent costs                         -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                               -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities            -            -          (722,925)
                                               -----------    ---------     ----------



See accompanying notes to financial statements
                                    Page 6







                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Three Months        Inception)
                                                 Ended November 30,          through
                                                 2002          2001      November 30, 2002
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -         1,506,113
   Principal payments on notes payable              -             -           (75,000)
   Principal payment on settled liabilities         -             -        (2,884,416)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -         8,724,943
   Payments on advances from stockholders           -             -           (60,750)
   Loans and advances from stockholders             -             -            79,053
   Interest accrued on loans from
     stockholders                                   -             -            (8,053)
   Proceeds from issuance of convertible
     debentures                                     -             -         1,936,002
   Proceeds from short-term loans                 75,000       150,000        135,000
                                                 ----------   ----------    ---------
Net cash flows from financing activities          75,000       150,000      9,352,892
                                                 ----------    ----------  ----------
NET CHANGE IN CASH                                1,104       (22,663)          1,587

CASH AT BEGINNING OF PERIOD                         483         44,412           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $    1,587   $   21,749     $    1,587
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    -         $     817     $   80,253
                                              ==========    ==========     ==========

Income taxes paid (received)                  $             $ (205,960)      (592,446)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $     -       $     -        $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $      -       $    -         $  131,700
                                              ==========    ==========     ==========




See accompanying notes to financial statements

                       NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2002

NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2002 (the "10-KSB")and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of warrants outstanding is not included since it would be anti-dilutive.


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

                           November 30, 2002

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


NOTE 4 - Loan Payable:

In November 2002,the company borrowed $75,000 from an accredited investor. The loan bears interest of 12% and is secured by the assignment of the proceeds of the fiscal 2003 sale of the state operating loss carryforward.

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


William A. Retz, R. Adm., USN (Ret) resigned effective January 2, 2003 as chief executive officer, director, and employee of the Company for personal reasons Admiral Retz has not had any disagreements with the management of the Company. Admiral Retz is continuing to perform servies for the Company, and Admiral Retz and the Company are negotiating an agreement pursuant to which such services will be rendered.

Dr. Samuel Gottfried, President of the Company has been selected by the Board of Directors to serve as chief executive officer.

COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2002 AND NOVEMBER 30, 2001

Sales of $101,593 for the three months ended November 30, 2002 represented an increase of 66% from the $61,088 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased 55.5% from $34,038 to $52,636 resulting in a gross profit of $48,957 compared to $27,050 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2002 were $238,617, representing a decrease of $49,022 or 17.3% from the $287,639 of the similar period of the prior year. The most significant reduction was $44,000 in repricing warrants.

During the quarters ended November 30, 2002 and 2001 the Company realized approximately $181,000 and $206,000, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.


LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2002 the Company had cash balances of $ 1,587. In order to fund continuing operations during the three months ended on that date, $ 75,000 was obtained through a sale of a note to an accredited investor.
The note bears interest of 12% and is secured by the assignment of the proceeds of the fiscal 2003 sale of the state operating loss carryforward described above. On December 17,2002, the Company received approximately $180,000due from the sale of their New Jersey State net operating loss carryforward, and repayment of this obligation was made.

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

No reports on Form 8-K were filed during the quarter ended November 30, 2002.


 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 12,2003             NoFire Technologies, Inc.


                                   By:  /s/ Samuel Gottfreid
                                        Samuel Gottfreid
                                        Chief Executive Officer


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman of the Board,
                                        Chief Financial Officer

I, Sam Oolie, certify that:

1. I have reviewed this annual report on Form 10-KSB of NoFire
Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit tostate a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report,fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I indicated in this
quarterly report that there were no      significant changes in internal
controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:January 12, 2003                        /s/Sam Oolie
                                              ---------------------------
                                              Sam Oolie,

                                             Chief Financial Officer

I, Samuel Gottfried certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report,fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for theregistrant and have:

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

Date: January 12,2002                   /s/ Samuel Gottfreid
                                       ---------------------
                                          Samuel Gottfreid
                                          Chief Executive Officer
                               Page 14








CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the company), does hereby certify, to the best of such officer's knowledge and belief, that:

The Quarterly Report on Form 10-QSB for the Quarter ended November
    30,2002 of the Company fully complies with the requirements of section
    (a) or 15 (d) of the Securities Exchange Act of 1934: and

The information contained in the Form 10-QSB fairly presents in all material respects, the financial condition and results of operations the Company.

Dated: January 12, 2003                           /s/ Samuel Gottfreid
                                               -----------------------
                                               Chief Executive Officer


Dated: January 12, 2003                                  /s/ Sam Oolie
                                               -----------------------
                                               Chief Financial Officer































EXHIBIT 1