Form 10QSB
period 2003-02-28
NOFIRE TECHNOLOGIES INC
filed 2003-04-18
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2003

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 20,622,352 shares of Common Stock as of April 09,2003.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    --
                                                   Page 1

                   NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                                        PAGE

Item 1.  Unaudited Financial Statements:

         Balance Sheets as of February 28, 2003 (unaudited)
         and August 31, 2002                                            3

         Statements of Operations for the Six Months ended
February 28, 2003 and 2002 and the Three months
ended February 28, 2003 and 2002 and the period
July 13,1987 (date of inception) through February 28,
2003(unaudited)                                                          5


         Statements of Cash Flows for the Six Months ended
         February 28, 2003 and 2002 and the period July 13,1987
         (date of inception) through February 28,2003 (unaudited)        6


         Notes to Unaudited Financial Statements                         8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  11

Item 3.  Controls and Procedures                                        13


Part II - OTHER INFORMATION

Item 1.   Legal                                                        14

Item 6.  Exhibits and Reports on Form 8-K                              14

         Signatures                                                    14

         Certification of Financial Information                        15

         Sarbanes-Oxley Act Section 906 Certification             Exhibit






                                                            Page 2





              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS

                                               February 28,  August 31,
                                                  2003         2002
                                              -----------   ----------
                                               (UNAUDITED)
              ASSETS
CURRENT ASSETS:
    Cash                                      $ 23,596      $      483
    Accounts receivable - trade                  6,832          26,086
    Inventories                                106,785         138,285
    Prepaid expenses and other current assets   46,595          52,219
                                               ---------    ----------
    Total Current Assets                       183,808         217,073
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation         7,657           8,819
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,519,708 at February 28, 2003 and
      $1,516,404 at August 31, 2002             13,323          16,627
    Security deposits                           19,379          19,379
                                              ----------     ---------
                                                32,702          36,006
                                              ----------     ---------
                                              $224,167      $  261,898
                                              ==========    ==========


















See accompanying notes to financial statements




                                                     Page 3

                     NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 28,   August 31,
                                                  2003          2002
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,178,432     $1,178,432
    Accounts payable and accrued expenses 1,156,460 1,022,456 Loans, and advances payable to
     stockholders                                 11,070         10,550
    Deferred salaries                          1,213,047      1,071,639
    Loans Payable less unamortized discount
     of $18,071 at February 28, 2003             186,581         60,000
                                              ----------      ---------
                                               3,745,590     3,343,077
                                              ----------      ---------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY):
 Common stock $.20 par value:
  authorized - 50,000,000 shares issued and
  outstanding 20,622,352 shares at February 28,2003
  and 20,627,530 at August 31, 2002             4,125,506     4,125,506
 Capital in excess of par value                 3,359,215     3,352,919
 Deficit accumulated in the development
  stage                                       (11,006,144)  (10,559,604)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)    (3,521,423)   (3,081,179)
                                              ----------     ----------
                                              $   224,167    $  261,898
                                              ==========     ==========











See accompanying notes to financial statements


                                                       Page 4
                                            NOFIRE TECHNOLOGIES, INC.
                                          (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS

                                                                                       July 13, 1987
                                                                                         (Date of
                                    For the Six Months        For the Three Months      Inception)
                                       Ended February 28,         Ended February 28,     through
                                    2003        2002            2003       2002     February 28,2003
                                    ----------   ----------     ----------   ----------     --------
                                       (UNAUDITED)               (UNAUDITED)            (UNAUDITED)
NET SALES                         $ 187,853    $ 103,758      $ 86,260   $    42,670    $ 1,490,053
                                    ----------   ----------     ----------   ----------     --------
COSTS AND EXPENSES:
    Cost of sales                    88,423       56,676        35,787        22,638        770,165
    Write-down of excess inventory        -          -            -              -           55,000
    General and administrative      560,995      584,910       322,378       297,270     14,434,769
    Severance                        82,500         -           82,500           -           82,500
                                    ----------   ----------     ---------    ----------     --------
                                    731,918      641,586       440,665       319,908      15,342,434
                                    ----------   - ---------     ----------   ----------     -------
LOSS FROM OPERATIONS               (544,065)    (537,828)     (354,405)    (277,238)    (13,852,381)
                                    ----------   ----------     ----------   ----------     --------
OTHER EXPENSES:
    Interest expense                 83,182       62,157        46,094       29,528        1,505,602
    Interest income                   (150)       (304)           (75)        (202)         (24,290)
    Reorganization items                -            -               -           -           365,426
    Litigation settlement               -            -               -           -           198,996
                                    ----------   ----------     ----------   ----------     --------
                                      83,032       61,853        46,019        29,326      2,045,734
                                    ----------   ----------     ----------   ----------     --------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM           (627,097)    (599,681)      (400,424)   (306,564)    (15,898,115)

DISCONTINUED OPERATIONS                 -            -              -            -       (1,435,392)
                                    ----------   ----------     ----------   ----------     --------
LOSS BEFORE EXTRAORDINARY ITEM     (627,097)    (599,681)      (400,424)   (306,564)    (17,333,507)

EXTRAORDINARY ITEM - Gain on
  debt discharge                         -            -              -            -          507,952
                                    ----------   ----------     ----------   ----------     --------
LOSS BEFORE INCOME TAXES          (627,097) $  (599,681)    $  (400,424)  $ (306,564)  $(16,825,555)

DEFERRED INCOME TAX BENEFIT         180,557      205,960             838           -         593,284
                                    ----------   ----------     ----------   ----------     --------
NET LOSS                        $ (446,540)$  (393,721)     $ (399,586)   $ (306,564)  $(16,232,271)

                                  ==========   ==========     ==========   ==========     ==========
 (LOSS) PER SHARE, BASIC AND
 DILUTED                           $ (0.02)   $   (0.02)    $   (0.02)  $     (0.02)
                                    ==========   ==========     ==========   ==========

  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                      20,625,372   19,820,430    20,623,215    19,820,430
                                   ==========   ==========    ==========    ==========

See accompanying notes to financial statements



                                                                 Page 5






                                            NOFIRE TECNOLOGIES, INC
                                        (A Development Stage Company)

                                           STATEMENTS OF CASH FLOWS


                                                                           July 13, 1987
                                                                             (Date of
                                                   For the Six Months       Inception)
                                                  Ended February 28,         through
                                                    2003        2002     February 28, 2003
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $ (446,540)   $ (393,721)  $(16,232,271)
   Adjustments to reconcile net loss to
    net cash flows from operating activities:
       Depreciation and amortization                4,466         4,466      1,839,414
       Extraordinary gain on debt discharge          -            -           (507,952)
       Amortization of interest expense for
        settled liabilities                         -            -             634,522
       Amortization of interest expense for
          discount on note payable                  7,225        13,484         20,709
       Revaluation of assets and liabilities
          to fair value                               -            -           482,934
       Litigation settlement                         -            -            198,996
       Common stock issued in exchange for
          services                                    -            -           141,780
       Warrants issued in exchange for services    25,000                       25,000
       Repricing of warrants                      (44,000)                         -
       Write-down of excess inventory                -            -             55,000
     Changes in operating assets and liabilities
       (net of effects from reverse purchase
        acquisition)
             Accounts receivable - trade           19,254         9,368         (6,832)
             Inventories                           31,500        44,573       (161,785)
             Prepaid expenses and other current
               Assets                               5,624        (4,134)       (46,595)
             Accounts payable and accrued
               expenses                           134,004        101,415     3,635,451
             Security deposits                        -            -           (19,379)
             Deferred salaries                    141,408       153,034      1,213,347
             Obligation from discontinued
                 operations                           -            -            51,118

                                                ----------    ---------     ----------
 Net cash flows from operating activities        (122,059)      (71,515)    (8,676,543)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -           (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
    reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -            -          (722,925)
                                               -----------    ---------     ----------


See accompanying notes to financial statement



                                                               Page 6









                                                     NOFIRE TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                                     STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Six Months          Inception)
                                                 Ended February 28,           through
                                                  2003         2002       February 28,2003
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -         1,506,113
   Principal Payments on notes payable              -             -           (75,000)
   Principal Payment of settled liabilities                    (8,564)     (2,884,416)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -         8,724,943
   Payments on advances from stockholders           -             -           (60,750)
   Loans and advances from stockholders              520                       79,573
   Interest accrued on loans from
     stockholders                                   -             -           (8,053)
   Proceeds from issuance of convertible
     debentures                                     -              -        1,936,002

   Proceeds from short-term loans                144,652       60,000         204,652
                                              ----------    ----------     ----------
Net cash flows from financing activities         145,172       51,436       9,423,064
                                              ----------    ----------     ----------
NET CHANGE IN CASH                               23,113        (20,079)        23,596

CASH AT BEGINNING OF PERIOD                         483         44,412           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $  23,596     $   24,333     $   23,596
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $   6,292     $    4,393     $   86,545
                                              ==========    ==========     ==========

Income taxes paid (benefit)                   $    -        $ (205,960)    $ (412,727)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt and
  accrued interest                            $     -       $     -        $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                    $             $              $  141,780
                                              ==========    ==========     ==========


See accompanying notes to financial statements
                                                               Page 7


NOFIRE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
February 28, 2003

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

The Company has a liability for settled claims payable to creditors in connection with its reorganization under the Plan. Without the achievement of profitable operations or additional financing, funds for repayment are not available.

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                           February 28, 2003

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


NOTE 4 - Warrants and Loans payable:

    In January 2003, the Company issued warrants to three employees to purchase a total of 80,000 shares of the Company's common stock for $0.25 per share,expiring in five years. The warrants vested immediately.

  In February 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000 representing interest no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 50,000 shares of the Companys common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants

   In February 2003, the Company received $54,652 from another accredited investor,in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officerof the Company and is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accreditedinvestor, a warrant for the purchase of 100,000 shares of the Company's commonstock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants.

   During the quarter ended February 28, 2003, warrants to purchase 1,154,350 shares of the Company's common stock expired unexercised.

   William A. Retz, R. Adm., USN (Ret) resigned effective January 2, 2003 as Chief Executive Officer, director, and employee of the Company for personal reasons. Admiral Retz has not had any disagreements with the management of the Company.

      The Company reached a severance agreement with Admiral Retz whereby he will receive $82,500. The Company also accelerated the vesting of warrants to purchase 200,000 shares of the Company's common stock at $0.5625 per share: 100,000 as per terms of Retz's employment contract and 100,000 in lieu of a bonus.

       In February 2003 the Company entered into a consulting agreement with Admiral Retz for the period of one year, whereby he will receive $3,000 per month from February 1, 2003 to July 31, 2003 and $5,000 per month from August 1, 2003 to January 31, 2004. In conjunction with this agreement the Company accelerated the vesting of warrants to purchase 100,000 shares of the Company's common stock at $0.5625 per share. Accordingly $25,000 has been charged to consulting expense for the period.

Note 5- Subsequent Event:

   In March 2003 the Company borrowed $82,500 from a stockholder. The note bears interest at 6.00% and is payable by December 31, 2004. The note is collateralized by a security interest in two of the Company's patents.
The proceeds were used to pay the severence owed to Admiral Retz.

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

   William A. Retz, R. Adm., USN (Ret) resigned effective January 2, 2003 as Chief executive officer, director, and employee of the Company for personal reasons. Admiral Retz has not had any disagreements with the management of the company.

      The Company reached a severance agreement with Admiral Retz whereby he will receive $82,500. The Company also accelerated the vesting of warrants to purchase 200,000 shares of the Company's common stock at $0.5625 per share: 100,000 as per terms of Retz's employment contract and 100,000 in lieu of a bonus.

         In February 2003 the Company entered into a consulting agreement with Admiral Retz for the period of one year, whereby he will receive $3,000 per month from February 1, 2003 to July 31, 2003 and $5,000 per month from August 1, 2003 to January 31, 2004. In conjunction with this agreement the Company accelerated the vesting of warrants to purchase 100,000 shares of the Company's common stock at $0.5625 per share. Accordingly $25,000 has been charged to consulting expense for the period.

        COMPARISON SIX MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

Sales of $187,853 for the six months ended February 28, 2003 represented a increase of $84,095 or 81% from the $103,758 of the comparable six-month period of the prior year. The increase was obtained mainley through sales to new customers. Cost of goods sold during the same periods were $88,423 compared to $56,676, resulting in a gross profit of $99,430 comparedto $47,082 in the prior year. General and administrative expenses for the six months ended February 28, 2003 were $560,995 representing a decrease of $23,915 or 4.1% from the $584,910 of the similar period of the prior year. The most significant changes were increases in rent,payroll taxes,consulting and insurance of $5,468, $10,165, $77,125 and $5,379 respectively and decrease in repricing of warrants of $44,000 and officers salaries of $20,148.

  During the six months ended in both 2003 and 2002, the Company realized approximately $181,000 and $206,000 respectively through the sale of a portion of its New Jersey Net Operating Loss Carryforward under a program sponsored by that state.

COMPARISON THREE MONTHS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

Sales of $86,260 for the three months ended February 28, 2003 represented a increase of $43,590 or 102% from the $42,670 for the comparable three-month period of the prior year. The increase was obtained mainley through sales to new customers . Cost of goods sold for the same periods increasd to $35,787 from $22,638, resulting in a gross profit of $50,473 compared to $20,032 in the similar period of the prior year. General and administrative expenses for the three months ended February 28, 2003 were $322,378 representing a increase of $25,108 from the $297,270 of the similar period of the prior year. The most significant change was an increase in consulting expense of $25,000

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2003 the Company had cash balances of $23,596.In order to fund continuing operations during the six months ended on that date, the Company borrowed approximately $145,000 from two accredited investors. These loans are secured by future receivables with $90,000 due by April 30,2003 and $55,000 by May 30, 2003.

The Company has deferred payment of $1,178,939 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing
In March 2003 the Company borrowed $82,500 from a stockholder.The note bears interest at 6.00% and is payable by December 31, 2004. The note is collaterialized by a security interest in two of the Company's patents.
The proceeds were used to pay the severence owed to Admiral Retz.

Part 1, Item 3. Controls and Procedures

Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. Since the date of the evaluation, we have made no significant changes in our internal controls or in other factors that could significantly affect our interna

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

   None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 1- Sarbanes-Oxley Act Section 906 Certification


No reports on Form 8-K were filed during the quarter ended February 28, 2003.










SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15,2003              NoFire Technologies, Inc.


                                   By:  /s/ Samuel Gottfried
                                            ----------------
                                            Samuel Gottfried

                                        Chief Executive Officer


                                   By:  /s/ Sam Oolie
                                            --------
---
                                           Sam Oolie
                                        Chief Financial Officer

I, Sam Oolie, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NoFire
Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report,fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:April 15, 2003                      /s/Sam Oolie
                                              ---------------------------
                                              Sam Oolie
                                    Chief Financial Officer
                                         Page 15



 I, Samuel Gottfried certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NoFire
Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report,fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for theregistrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of
this   report (the "Evaluation Date"); and
c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed,based on our most recent evaluation, to the registrant's board of directors(or persons performing the equivalent functions
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003                  /s/ Samuel Gottfried
                                      ---------------------
                                          Samuel Gottfried
                                          Chief Executive Officer
                                             Page 16




CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation the company), does hereby certify, to the best of such officer's knowledge and belief, that:

The Quarterly Report on Form 10-QSB for the the Six Months ended February 28, 2003of the Company fully complies with the requirements of section 13 (a) or 15 (d) of theSecurities Exchange Act of 1934: and

The information contained in the Form 10-QSB fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated: April 15,2003                              /s/ Samuel Gottfried

                                                  --------------------
                                               Chief Executive Officer


Dated: April 15,2003                                   /s/ Sam Oolie

                                                  --------------------

                                                Chief Financial Officer























                                            Exhibit 1