Form 10QSB/A
period 2003-02-28
NOFIRE TECHNOLOGIES INC
filed 2003-04-18
CIK 823070

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
                                              ==========     ==========











See accompanying notes to financial statements


                                                       Page 4
                                            NOFIRE TECHNOLOGIES, INC.
                                          (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS


July 13, 1987

(Date of
                                    For the Six Months        For the Three
Months      Inception)
                                       Ended February 28,         Ended February
28,     through
                                    2003        2002            2003       2002
February 28,2003
                                    ----------   ----------     ----------   ---
-------     --------
                                       (UNAUDITED)               (UNAUDITED)
(UNAUDITED)
NET SALES                         $ 187,853    $ 103,758      $ 86,260   $
42,670    $ 1,490,053
                                    ----------   ----------     ----------   ---
-------     --------
COSTS AND EXPENSES:
    Cost of sales                    88,423       56,676        35,787
22,638        770,165
    Write-down of excess inventory        -          -            -
-           55,000
    General and administrative      560,995      584,910       322,378
297,270     14,434,769
    Severance                        82,500         -           82,500
-           82,500
                                    ----------   ----------     ---------    ---
-------     --------
                                    731,918      641,586       440,665
319,908      15,342,434
                                    ----------   - ---------     ----------   --
--------     -------
LOSS FROM OPERATIONS               (544,065)    (537,828)     (354,405)
(277,238)    (13,852,381)
                                    ----------   ----------     ----------   ---
-------     --------
OTHER EXPENSES:
    Interest expense                 83,182       62,157        46,094
29,528        1,505,602
    Interest income                   (150)       (304)           (75)
(202)         (24,290)
    Reorganization items                -            -               -
-           365,426
    Litigation settlement               -            -               -
-           198,996
                                    ----------   ----------     ----------   ---
-------     --------
                                      83,032       61,853        46,019
29,326      2,045,734
                                    ----------   ----------     ----------   ---
-------     --------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM           (627,097)    (599,681)      (400,424)
(306,564)    (15,898,115)

DISCONTINUED OPERATIONS                 -            -              -
-       (1,435,392)
                                    ----------   ----------     ----------   ---
-------     --------
LOSS BEFORE EXTRAORDINARY ITEM     (627,097)    (599,681)      (400,424)
(306,564)    (17,333,507)

EXTRAORDINARY ITEM - Gain on
  debt discharge                         -            -              -
-          507,952
                                    ----------   ----------     ----------   ---
-------     --------
LOSS BEFORE INCOME TAXES          (627,097) $  (599,681)    $  (400,424)  $
(306,564)  $(16,825,555)

DEFERRED INCOME TAX BENEFIT         180,557      205,960             838
-         593,284
                                    ----------   ----------     ----------   ---
-------     --------
NET LOSS                        $ (446,540)$  (393,721)     $ (399,586)   $
(306,564)  $(16,232,271)

                                  ==========   ==========     ==========
==========     ==========
 (LOSS) PER SHARE, BASIC AND
 DILUTED                           $ (0.02)   $   (0.02)    $   (0.02)  $
(0.02)
                                    ==========   ==========     ==========
==========

  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                      20,625,372   19,820,430    20,623,215
19,820,430
                                   ==========   ==========    ==========
==========

See accompanying notes to financial statements



                                                                 Page 5






                                            NOFIRE TECNOLOGIES, INC
                                        (A Development Stage Company)

                                           STATEMENTS OF CASH FLOWS


                                                                           July
13, 1987

(Date of
                                                   For the Six Months
Inception)
                                                  Ended February 28,
through
                                                    2003        2002
February 28, 2003
                                                 ---------    ---------     ----
------
                                                      (UNAUDITED)
(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $ (446,540)   $ (393,721)
$(16,232,271)
   Adjustments to reconcile net loss to
    net cash flows from operating activities:
       Depreciation and amortization                4,466         4,466
1,839,414
       Extraordinary gain on debt discharge          -            -
(507,952)
       Amortization of interest expense for
        settled liabilities                         -            -
634,522
       Amortization of interest expense for
          discount on note payable                  7,225        13,484
20,709
       Revaluation of assets and liabilities
          to fair value                               -            -
482,934
       Litigation settlement                         -            -
198,996
       Common stock issued in exchange for
          services                                    -            -
141,780
       Warrants issued in exchange for services    25,000
25,000
       Repricing of warrants                      (44,000)
-
       Write-down of excess inventory                -            -
55,000
     Changes in operating assets and liabilities
       (net of effects from reverse purchase
        acquisition)
             Accounts receivable - trade           19,254         9,368
(6,832)
             Inventories                           31,500        44,573
(161,785)
             Prepaid expenses and other current
               Assets                               5,624        (4,134)
(46,595)
             Accounts payable and accrued
               expenses                           134,004        101,415
3,635,451
             Security deposits                        -            -
(19,379)
             Deferred salaries                    141,408       153,034
1,213,347
             Obligation from discontinued
                 operations                           -            -
51,118

                                                ----------    ---------     ----
------
 Net cash flows from operating activities        (122,059)      (71,515)
(8,676,543)
                                                ----------    ---------     ----
------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -
(40,712)
   Increase in patent costs                           -            -
(164,320)
   Acquisition accounted for as a
    reverse purchase                                 -            -
(517,893)
                                               -----------    ---------     ----
------
Net cash flows from investing activities              -            -
(722,925)
                                               -----------    ---------     ----
------


See accompanying notes to financial statement



                                                               Page 6









                                                     NOFIRE TECHNOLOGIES, INC.
                                                 (A Development Stage Company)

                                                     STATEMENTS OF CASH FLOWS

                                                                           July
13,1987

(Date of
                                                For the Six Months
Inception)
                                                 Ended February 28,
through
                                                  2003         2002
February 28,2003
                                               ---------     ---------      ----
------
                                                    (UNAUDITED)
(UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -
1,506,113
   Principal Payments on notes payable              -             -
(75,000)
   Principal Payment of settled liabilities                    (8,564)
(2,884,416)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -
8,724,943
   Payments on advances from stockholders           -             -
(60,750)
   Loans and advances from stockholders              520
79,573
   Interest accrued on loans from
     stockholders                                   -             -
(8,053)
   Proceeds from issuance of convertible
     debentures                                     -              -
1,936,002

   Proceeds from short-term loans                144,652       60,000
204,652
                                              ----------    ----------     -----
-----
Net cash flows from financing activities         145,172       51,436
9,423,064
                                              ----------    ----------     -----
-----
NET CHANGE IN CASH                               23,113        (20,079)
23,596

CASH AT BEGINNING OF PERIOD                         483         44,412
-
                                              ----------    ----------     -----
-----
CASH AT END OF PERIOD                         $  23,596     $   24,333     $
23,596
                                              ==========    ==========
==========


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