Form 10-Q
period 2003-05-31
NOFIRE TECHNOLOGIES INC
filed 2003-07-21
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31, 2003

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 20,789,019 shares of Common Stock as of July 21,2003.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                  ---    -- -

                   NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                                        PAGE

Item 1.  Unaudited Financial Statements

         Balance Sheets as of May 31,2003 (unaudited)
         and August 31, 2002                                            3

Statements of Operations for the Nine Months ended
May 31, 2003 and 2002 and the Three months
ended May 31, 2003 and 2002 and the period
July 13,1987 (date of inception) through May 31,
2003(unaudited)                                               5

         Statements of Cash Flows for the Nine Months ended
         May 31, 2003 and 2002 and the period July 13,1987
        (date of inception) through May 31,2003 (unaudited)             6

         Notes to Unaudited Financial Statements                        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11

Item 3.  Controls and Procedures                                       13

Part II - OTHER INFORMATION

Item 1.   Legal                                                        14

Item 6.  Exhibits and Reports on Form 8-K                              14

         Signatures                                                    14

         Certification of Financial Information                        15

         Sarbanes-Oxley Act Section 906 Certification             Exhibit 1

              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS

                                                May 31,     August 31,
                                                  2003         2002
                                              -----------   ----------
                                              (UNAUDITED)
              ASSETS
CURRENT ASSETS:
    Cash                                     $    8,984     $      483
    Accounts receivable - trade                   8,735         26,086
    Inventories                                  79,700        138,285
    Prepaid expenses and other current assets    54,671         52,219
                                               ---------    ----------
    Total Current Assets                        152,090        217,073
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation          7,076          8,819
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,521,359 at May 31, 2003 and
      $1,516,404 at August 31, 2002             11,671          16,627
    Security deposits                           19,379          19,379
                                              ----------     ---------
                                                31,050          36,006
                                              ----------     ---------
                                              $190,216      $  261,898
                                              ==========    ==========


















See accompanying notes to financial statements

                     NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                May,31,      August 31,
                                                  2003          2002
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,168,718    $1,178,432
    Accounts payable and accrued expenses      1,206,154     1,022,456
    Loans, and advances payable to
     stockholders                                 18,571        10,550
    Deferred salaries                          1,301,253     1,071,639
    Loans Payable                                293,463        60,000
                                              ----------      ---------
                                               3,988,159     3,343,077
                                              ----------      ---------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIENCY):
 Common stock $.20 par value:
  authorized - 50,000,000 shares issued and
  outstanding 20,622,352 shares at May 31, 2003
  and 20,627,530 at August 31, 2002            4,125,506      4,125,506
 Capital in excess of par value                3,359,215      3,352,919
 Deficit accumulated in the development
  stage                                      (11,282,664)   (10,559,604)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (3,797,943)    (3,081,179)
                                              ----------     ----------
                                              $  190,216     $  261,898
                                              ==========     ==========











See accompanying notes to financial statements

                                            NOFIRE TECHNOLOGIES, INC.
                                          (A Development Stage Company)


                                             STATEMENTS OF OPERATIONS

                                                                                          July 13, 1987
                                                                                           (Date of
                                       For the Nine Months        For the Three Months      Inception)
                                          Ended May 31,              Ended May 31,          through
                                        2003        2002            2003       2002        May 31,2003
                                    ----------   ----------     ----------   ----------     ----------
                                          (UNAUDITED)               (UNAUDITED)            (UNAUDITED)
NET SALES                           $290,379      $165,836     $102,526     $ 62,078      $ 1,592,579
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                    149,410        87,680       60,986       31,004          831,152
    Write-down of excess inventory                                                             55,000
    General and administrative       824,721       871,237      263,728      286,326       14,698,495
    Severance                         82,500           -            -                          82,500
                                    ----------   ----------     ---------    ----------     ----------
                                   1,056,631       958,917      324,714      317,330       15,667,147
                                    ----------   - ---------     ----------   ----------     ----------
LOSS FROM OPERATIONS                (766,252)     (793,081)    (222,188)    (255,252)     (14,074,568)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                 137,590        85,616       54,407        23,459       1,560,010
    Interest income                     (225)         (382)         (75)          (78)        (24,365
    Reorganization items                 -                            -           -           365,426
    Litigation settlement                -                            -           -           198,996
                                    ----------   ----------     ----------   ----------     ----------
                                     137,365        85,234       54,332        23,381       2,100,067
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS (903,617)     (878,315)    (276,520)     (278,633)    (16,174,635)
  AND EXTRAORDINARY ITEM

DISCONTINUED OPERATIONS                  -            -              -            -        (1,435,393)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM      (903,617)     (878,315)    (276,520)     (278,633)    (17,610,028)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -           507,952
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE INCOME TAXES            $(903,617)    $(878,315)    $(276,520)   $(278,633)   $(17,102,080)

DEFERRED INCOME TAX BENEFIT           180,557       205,960                                    593,284
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                           $ (723,060)    $(672,355)    $(276,520)   $(278,633)   $(16,508,796

                                    ==========   ==========     ==========   ==========     ==========
(LOSS) PER SHARE, BASIC AND
 DILUTED                            $   (0.04)     $  (0.03)    $   (0.01)   $   (0.01)
                                    ==========   ==========     ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                        20,624,366   19,856,301    20,622,352    19,838,366
                                    ==========   ==========    ==========    ==========



See accompanying notes to financial statements

                   NOFIRE TECNOLOGIES, INC
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS


                                                                           July 13, 1987
                                                                             (Date of
                                                   For the Nine months       Inception)
                                                       Ended May 31,          through
                                                    2003        2002        May 31,2003
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(723,060)    $(672,355)   $(16,508,791)
   Adjustments to reconcile net loss to
    net cash flows from operating activities:
       Depreciation and amortization                6,699         6,699       1,841,647
       Extraordinary gain on debt discharge          -            -            (507,952)
       Amortization of interest expense for
        settled liabilities                         -                           634,522
       Amortization of interest expense for
          discount on note                         25,296        13,484          38,780
       Revaluation of assets and liabilities
          to fair value                               -            -            482,934
       Litigation settlement                         -            -             198,996
       Common stock issued in exchange for
          services                                    -            -            141,780
       Warrants issued in exchange for services    25,000                        25,000
       Repricing of warrants                      (44,000)
       Write-down of excess inventory                -            -              55,000
      Changes in operating assets and liabilities
        (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade           17,351        9,990           (8,735)
             Inventories                           58,585       38,310         (134,700)
             Prepaid expenses and other current    (2,452)      (1,856)         (54,671)
               Assets
             Accounts payable and accrued
               expenses                           183,698      180,180         3,685,145
             Security deposits                        -            -             (19,379)
             Deferred salaries                    229,614      233,921         1,301,553
             Obligation from discontinued
                 operations                           -            -              51,118
                                                ----------    ---------       ----------
 Net cash flows from operating activities        (223,269)    (191,627)       (8,777,753)
                                                ----------    ---------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -           (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -            -          (722,925)
                                               -----------    ---------     ----------


See accompanying notes to financial statement

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the NINE  Months         Inception)
                                                    Ended May 31,             through
                                                  2003         2002        May 31, 2003
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -        1,506,113
   Principal Payments on notes payable              -             -          (75,000)
   Principal Payment of settled liabilities      (9,714)       (9,071)    (2,894,130)
   Proceeds from issuance of common stock,
     net of related expenses                        -         200,000      8,724,943
   Payments on advances from stockholders           -             -          (60,750)
   Loans and advances from stockholders           8,021                       87,074
   Interest accrued on loans from
     stockholders                                   -             -           (8,053)
   Proceeds from issuance of convertible
     debentures                                     -             -        1,936,002
   Net proceeds from short-term loans           233,463        60,000        293,463
                                              ----------    ----------     ----------
Net cash flows from financing                   231,770       250,929      9,509,662
                                              ----------    ----------     ----------
NET CHANGE IN CASH                                8,501        59,302         (8,984)

CASH AT BEGINNING OF PERIOD                         483        44,412
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                          $  8,984     $  103,714      $ (8,984)
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $   7,317      $   5,397     $ 87,570
                                              ==========    ==========     ==========

Income taxes paid (benefit)                   $(180,557)    $(205,960)    $(618,687)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt and
  accrued interest                            $     -       $     -       $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $  95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                    $     -        $    -        $ 141,780
                                              ==========    ==========     ==========


See accompanying notes to financial statements
                                        Page 7





                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2003

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

                               May 31, 2003

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

  In February 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000 representing interest no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 50,000 shares of the Companys common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the present date, the note has not been paid.

   In February 2003, the Company received $54,652 from another accredited investor,in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 100,000 shares of the Company's commonstock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the present date, the note has not been paid.

   During the nine months ended May 31, 2003, warrants to purchase 1,154,350 shares of the Company's common stock expired unexercised.

   William A. Retz, R. Adm., USN (Ret) resigned effective January 2, 2003 as Chief Executive Officer, director, and employee of the Company for personal reasons. Admiral Retz has not had any disagreements with the management of the Company.

   The Company reached a severance agreement with Admiral Retz whereby he received $82,500. The Company also accelerated the vesting of warrants to purchase 200,000 shares of the Company's common stock at $0.5625 per share: 100,000 as per terms of Retz's employment contract and 100,000 in lieu of a bonus.

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

   In March 2003 the Company received $88,811 from a stockholder, in exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company's patents. The proceeds were used to pay the severence and social security taxes owed to Admiral Retz.

NOTE 5- Subsequent Events:

  In June 2003 an accredited investor purchased 166,667 shares of the Companys common stock at a purchase price of $.30 per share, for a total investment of $50,000. In conjunction with the purchase, the Company issued 75,000 warrants at an exercise price of $.50 per share expiring in five years. The warrants vested immediately.

  In June 2003, the Company issued warrants to two individuals to purchase a total of 10,000 shares each of the Companys common stock for $0.25 and $0.35 per share respectively, expiring in five years. The warrants vested immediately.

  In June 2003, the Company was awarded a Small Business Innovative Research Grant (SBIR) from the office of Naval Research-United States Navy. Phase 1 is funded at $66,000 to $93,000 over a three to six month period.

  In June 2003, a contract was signed with Gereral Motors/Fiat Worldwide Purchasing for a long term Royalty Agreement that allows for the use of the patented NoFire additive for the coating of the CNG tank in Fiat Automobiles.

  In July 2003, the Company issued warrants to a director to purchase a total of 700,000 shares of the Company's common stock for $0.30 per share, expiring in seven years, in lieu of interest owed to the director. The warrants vested immediately.

  In July 2003, the Company issued warrants to three officers to purchase a total of 1,475,000 shares of the Company's common stock for $0.30 per share, expiring in seven years. The warrants vested immediately.

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

The Company reached a severance agreement with Admiral Retz whereby he received $82,500. The Company also accelerated the vesting of warrants to purchase 200,000 shares of the Company's common stock at $0.5625 per share: 100,000 as per terms of Retz's employment contract and 100,000 in lieu of a bonus.

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

In June 2003, the Company was awarded a Small Business Innovative Research Grant (SBIR) from the office of Naval Research-United States Navy. Phase 1 is funded at $66,000 to $93,00 over a three to six month period.

In June 2003, a contract was signed with Gereral Motors/Fiat Worldwide Purchasing for a long term Royalty Agreement that allows for the use of the patented NoFire additive for the coating of the CNG tank in Fiat Automobiles.

COMPARISON NINE MONTHS ENDED MAY 31,2003 AND MAY 31, 2002

Sales of $290,379 for the nine months ended May 31, 2003 represented a increase of $124,543 or 75% from the $165,836 of the comparable nine-month period of the prior year. The increase was obtained mainly through sales to new customers. Cost of goods sold during the same periods were $149,410 compared to $87,680, resulting in a gross profit of $140,969 compared to $78,680 in the prior year.General and administrative expenses for the nine months ended May 31, 2003 were $824,721 representing a decrease of $46,516 or 5% from the $871,237 of the similar period of the prior year. The most significant changes were increases in rent, payroll taxes and consulting of $6,132, $13,520, $27,455 respectively and decreases in repricing of warrants of $44,000 and officers salaries of $72,223

During the nine months ended in both 2003 and 2002, the Company realized approximately $181,000 and $206,000 respectively through the sale of a portion of its New Jersey Net Operating Loss Carryforward under a program sponsored by that state.

COMPARISON THREE MONTHS ENDED MAY 31, 2003 AND MAY 31, 2002

Sales of $102,526 for the three months ended MAY 31, 2003 represented an increase of $40,448 or 65% from the $62,078 for the comparable three-month period of the prior year. The increase was obtained mainly through sales to new customers . Cost of goods sold for the same periods increased to $60,986 from $31,004, resulting in a gross profit of $41,540 compared to $31,074 in the similar period of the prior year. General and administrative expenses for the three months ended May 31, 2003 were$263,728 representing a decrease of $22,598 from the $286,326 of the similar period of the prior year.The most significant change was a decrease in officers salaries of $42,084.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2003 the Company had cash balances of $8,984. In order to fund continuing operations during the nine months ended on that date, the Company borrowed approximately $145,000 from two accredited investors.
These loans are secured by future receivables with $90,000 due on April 30,2003 and $55,000 on May 30,2003. As of the present date these loans have not been repaid.

In March 2003 the Company received $88,811 from a stockholder, in exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in twoof the Company's patents. The proceeds were used to pay the severence and social security taxes owed to Admiral Retz.

The Company has deferred payment of $1,168,718 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing



Part 1, Item 3. Controls and Procedures

Within the 90-day period prior to the date of this report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. Since the date of the evaluation, we have made no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

   None



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 1- Sarbanes-Oxley Act Section 906 Certification


No reports on Form 8-K were filed during the quarter ended May 31, 2003.
















SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 21,2003              NoFire Technologies, Inc.


                                   By:  /s/ Samuel Gottfried
                                            ----------------
                                            Samuel Gottfried

                                        Chief Executive Officer


                                   By:  /s/ Sam Oolie
                                            ----------------
                                           Sam Oolie
                                        Chief Financial Officer

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

5.The registrant's other certifying officers and I have disclosed,based on our most recent evaluation, to the registrant's board of directors(or persons performing the equivalent functions
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: July 21, 2003                  /s/ Samuel Gottfried
                                      ---------------------
                                         Samuel Gottfried
                                         Chief Executive Officer
                                 Page 15






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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date:July 21, 2003                      /s/Sam Oolie
                                              ---------------------------
                                            Sam Oolie
                                    Chief Financial Officer
                                         Page 16





CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the Company), does hereby certify, to the best of such officer's knowledge and belief, that:

The Quarterly Report on Form 10-QSB for the the Nine Months ended May 31, 2003 of the Company fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934: and

The information contained in the Form 10-QSB fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated:	July 21,2003                          /s/ Samuel Gottfried

                                                 --------------------
                                               Chief Executive Officer


Dated: July 21,2003	                       /s/ Sam Oolie

                                                --------------------

                                                Chief Financial Officer























                                            Exhibit 1