Form 10-K
period 2003-08-31
NOFIRE TECHNOLOGIES INC
filed 2003-12-15
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 2003

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


Issuer's revenues for its fiscal year ended August 31,2003    $427,784


Aggregate market value of the voting stock held by         $ 3,092,620
non-affiliates as of December 12, 2003


Number of shares of common stock outstanding as of as of
December 12, 2003                                           20,939,019


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

Under a Chapter 11 proceeding, the Bankruptcy Court confirmed a Plan of Reorganization for the Company, which became effective on August 11, 1995. Claims of creditors, to the extent allowed under the Plan, were required to be paid over a four year period. (See Note 4 to Financial Statements.)



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

The Company has developed intumescent products intended to eliminate or minimize these deficiencies and (i) provide significant protection for a wide range of substrates with relatively thin coats of fire protective material, (ii) be useful over a wide temperature range and (iii) utilize a water based, nontoxic formula. The NoFire products are manufactured based on formulas that combine a fluid intumescent with fibers of various sizes and types, which together provide the desired fire retardancy. The NoFire liquid formulas are covered by three United States Patents and corresponding patents and patent applications in over 30 foreign countries. The United States Patents are:

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

The Company also has obtained United States Patents on certain applications:

     No. 5,985,385 - Fire and Heat Protection Wrap for Conduits, Cable
        Trays, Other Electrical Transmission Lines and Gas and Oil Pipelines, issued November 16, 1999
     No. 6,048,805 - Fire, Heat and Back draft Protection Shield for
        Firefighters, issued April 11, 2000
     No. 6,074,714 - Fire and Heat Protection Wrap for Structural Steel
        Columns, Beams and Open Web Joists, issued June 13, 2000
     No. 6,114,003 - Insulation Blanket Having an Inner Metal Core Air
        Cell and Adjoining Outer Insulation Layers, issued September 5,
        2000
     No. 6,510,807 - Pre-Fabricated Fireproof Bulkhead with Special
        Interlocking Joints for a ship, issued January 28, 2003.

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


MARKETING/DISTRIBUTION

The Company markets its products using several different methods, depending upon the applications, industry, product, or territory being targeted. These methods include: direct marketing; use of independent agents/distributors; and exclusive and nonexclusive licensing arrangements. Because the Company has limited resources, it relies primarily upon independent parties to market and distribute its products In the past two fiscal years the Company has added distributors for California, Hawaii, the South, Southwest and Middle Atlantic States, as well as Europe, the Middle East, India, Korea, China and South East Asia.

COMPETITION

There are many types of fire retardant products in general use today for many different applications. In addition to intumescent products, ablative, insulative and cementitious products are used, depending on the particular application, severity of fire retardant requirements, weight, space restrictions, and cost. Competition for the NoFire products may include all of these types of fire retardants and will depend on the particular application targeted. Typically, each application has a product or fire retardant technique of choice, which is usually the least expensive fire protection that meets the necessary requirements. Among the Company's primary competitors (products) are: W.R. Grace & Co. (Monocote); Carboline Company (Pyrocrete, Pyrolite, Nullifire);
U.S. Gypsum (gypsum board); Stanchem Manufacturing (Albiclad); A/D Fireproofing (A/D Firefilm); PPG Industries (PittChar); DuPont (Nextel); Textron, Inc. (Chartek); Minerals Technology, Inc. (Firex); Herbert Co.(Unitherm); and various wood coatings manufactured by Albi, American Vamag, 3M, and DuPont. Such products may have a competitive advantage over the NoFire products because they either have an established share of the market, are well publicized and recognized, and/or are manufactured by companies having far greater resources than the Company.

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


MAJOR CUSTOMERS

The Company's two largest customers during the most recent fiscal year represented 36%, and 13% of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.


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

Product development is continuing in many different areas. New products have been approved and introduced into the market. Some of these products are, SBarrier (structural steel fire protection), NoFire LP (lower price high performance), and OEM products.

Various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and IEEE
383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754(18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy's Qualified Product List (QPL), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organization's SOLAS codes by the U.S. Coast Guard and four of the world's major ship registries, and were approved by Det Norske Veritas for distribution in the European Community (EC). The Company also has state and city approvals such as the states of California and Rhode Island and a MEA (Material Equipment Acceptance) from the city of New York.

The Company also conducts in-house fire and heat endurance tests exclusively for research and development and feasibility studies. These tests are used to develop applications and solutions to problems, but are not a substitute for tests by independent laboratories or government agencies that are generally required before the product can be sold for particular applications. The Company's direct costs for research and development (which has been conducted primarily by its chief executive officer and chief technical officer, Dr. Gottfried, as a part of his overall duties) have not been material and have not been segregated for accounting purposes.

EMPLOYEES

As of November 28, 2003, the Company had seven employees, six of whom were full-time employees.


Item 2.  DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space pursuant to a lease expiring August 31, 2005. Monthly rent payments for the year ending August 31, 2004 are approximately $10,741. Monthly rent payments for the year ended August 31,2005 are approximately $11,278.

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

                          2002-2003             2001-2002
     Quarter Ended      High      Low         High      Low
     -------------      ----      ---         ----      ---
     November 29      $0.40      $0.31          $0.47     $0.15
     February 28      $0.33      $0.20          $0.41     $0.31
     May 30           $0.26      $0.12          $0.45     $0.36
     August 29        $0.30      $0.24          $0.45     $0.31

     (b) HOLDERS
As of November 28, 2003, there were approximately 290 holders of record of the Company's outstanding Common Stock.

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


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continues product development and application testing. As a result of these activities, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications have been filed resulting in the issuance of six patents since August 1995, and two applications awaiting action by the U.S. Patent Office referred to in Item 1 - Business of the Company.

Marketing efforts to develop new applications and establish new customers were continued in fiscal 2003. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2004 and beyond

The greatest obstacles encountered in obtaining major sales contracts are the multitude of tests and approvals required, competition against well established and better-capitalized companies, cost, and the slow process of specifying a new product in highly regulated applications. The Company intends to continue its research efforts to adapt its products to meet Page 8 market requirements. Sales and marketing efforts will concentrate on current products and applications through direct sales and distributor license agreements. Continuing efforts are being made to obtain greater domestic and international sales by enlarging the Company's distributor network.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents or new full time employees on a heavily weighted commission basis.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2002, the Company sold to an accredited investor a note for $150,000. The note bears interest at a rate of 8%, was due no later than January 31, 2002 and was secured by the assignment of the proceeds of an additional sale of the Company's New Jersey Net Operating Loss
Carry Forward. $90,000 was repaid during the year. The terms were modified, and the $60,000 balance now has no specific maturity date and no specific security. In connection with the issuance of the note, five-year warrants were granted for 100,000 shares of common stock at an exercise price of $0.20 per share. Also during fiscal 2002, additional funding of $250,000 was obtained by the sale of 807,000 units consisting of one share of common stock and five-year warrants to purchase 0.70363 shares at an exercise price of $0.50 per share. The sales were made to four accredited investors. During the fiscal year 2002, the officers
deferred an additional $311,650 of their salaries.   Also in fiscal 2002,
$205,960 was obtained through an additional sale of a portion of the Company's New Jersey Operating Loss Carry Forward under a program sponsored by that State.

In fiscal 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000,representing interest, due no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 50,000 shares of the Company's common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the present date, the note has not been paid.

Also in fiscal 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 100,000 shares of the Company's common stock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the present date, the note has not been paid. In July 2003, 50,000 shares of the Company's Common stock was issued to this investor. The value of the shares issued were Charged to interest expense.
  Page 9


Also during the fiscal year, the Company received $88,811 from a stockholder, In exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company's patents. The proceeds were used to pay the severance and social security taxes owed to Admiral Retz.

          On August 20, 2003, the Company issued, to an accredited investor, a $200,000 convertible debenture which matures on February 28, 2004, bearing interest at 8%. The debenture entitles the holder, on or before February 28, 2004, to convert the debt into common stock at a rate of one share for each $0.226 principal amount plus any outstanding accrued interest. The debenture contains a beneficial conversion feature, as the conversion price was less than the fair value of the common stock at the date of issuance.

     In September 2003, as part of this deal, the Company issued 100,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company's common stock at $0.30 per share to this accredited investor. The warrants vested immediately. The value attributed to these transactions and the beneficial conversion feature, totaling $160,000, has been charged to interest expense.


During the year, the officers deferred an additional $291,104 of their salaries.

Also in fiscal 2003, $180,557 was obtained through an additional sale of a portion of the Company's New Jersey Operating Loss Carry Forward under a program sponsored by that state.

Because of limited cash resources, the Company has deferred payment of $1,168,718 from the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of the delinquent amount, $790,686 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering.

There is no assurance that revenues from sales, and/or financing efforts described above will be sufficient to fund the Company's cash requirements in the future.

Page 10


RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2003 AND 2002

The Company remained a development stage company in fiscal year 2003. Sales of $427,784 represented an increase of $178,682 or 71.5% from the $249,102 in the prior year.

The net loss of $1,107,418 for fiscal year 2003 was $120,003 or 12.2% greater than the net loss of $987,415 in the prior year.

General and administrative expenses of $1,155,509 in fiscal year 2003 were $45,811 or 3.8% less than the prior year. The most significant changes were increases of $82,500 in severance and $39,000 in professional fees, and decreases in repricing of warrants of $88,000 and officers' salaries of $134,000.

The $215,796 increase in interest expense resulted mainly from increases of $24,541 of interest due to officers, $33,666 of interest on loans payable and $160,000 as a discount on the value of a convertible debenture and a decrease of $24,798 in interest on late legal fees.

During the fiscal years 2002 and 2003, the Company realized approximately $206,000 and $180,000 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.


Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 2003, together with the report thereon by the Company's independent auditors, Wiss & Company, LLP, ("Wiss"), are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None
















Page 11



PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

Samuel Gottfried              57        Director, Chief
                                        Executive Officer,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Sam Oolie                     67        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer,
                                        Chief Financial Officer
                                        and Treasurer

Bernard J. Koster             70        Director

Gerald H. Litwin              61        Director

Alphonso Margino              65        Vice President
                                        and Secretary

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

Sam Oolie
     Mr. Oolie has served as a Director of the Company since September, 1993, as Chairman of the Board and Chief Operating Officer and Chief Financial Officer since August 16, 1995. He was Chief Executive Officer from August 16, 1995 to July 26, 1999. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privately owned Investment Company. Mr. Oolie also serves as a Director of Comverse Technology, Inc., a manufacturer of voice storage and forwarding systems and message management computer services, since May 1985; and NCT Group, Inc., a company that develops and manufactures electronic noise cancellation devices and Internet browsing speed enhancement, since April 1987.
Page 12


Samuel Gottfried
     Dr. Gottfried was named a director of the Company and appointed President of its fire retardant products subsidiaries in August 1991.
He was appointed Interim Chairman of the Board and Chief Executive
Officer on August 14, 1992 until September 1, 2000. On August 16, 1995 he was elected President, Chief Technical Officer and Assistant Treasurer of the Company. On January 1, 2003 he was elected Chief Executive Officer. Dr. Gottfried holds a doctorate in electrical engineering from New York University and a Ph.D. in electrophysics from the Polytechnic Institute of New York.

Bernard J. Koster
     Mr. Koster has served as a Director of the Company since
September 1993. Mr. Koster is an attorney and accountant and since January 1, 1993 has been of counsel to the law firm of Litwin & Tierman, P.A., formerly Gerald H. Litwin, P.A.

Gerald H. Litwin
     Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past five years, Mr. Litwin, an attorney, has been a principal in the law firm of Litwin & Tierman, P.A.,and previously was the principal of Gerald H. Litwin, P.A. Mr. Litwin's firms served as the Company's General Counsel, and his current firm continues to provide certain legal services to the Company.

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

The Board of Directors of the Company has established an Executive Committee (Dr. Gottfried, Mr. Oolie), an Audit Committee (Mr. Litwin and Mr. Koster), and a Compensation Committee (Mr. Koster,
Mr. Litwin and Mr. Oolie).
Page 13



Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2003, 2002, and 2001, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.


                         SUMMARY COMPENSATION TABLE

                 For the Years Ended August 31, 2003, 2002, and 2001

Name and               Year Ended   Salary  Salary       Options  All other
Principal Position     August 31    Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------

Samuel Gottfried          2003      $43,168  $ 99,759     (3)       None
Chief Executive Officer   2002      $88,379   $79,541     (3)       None
from January 1, 2003      2001     $143,768   $24,616     (3)       None
and Chief Technical
Officer And Assistant
Treasurer from August 16,
1995



Sam Oolie                 2003      $30,668  $101,530     (3)       None
Chairman of the Board,    2002      $56,501   $97,600     (3)       None
Chief Operating Officer 2001 $112,430 $36,251 None None And Chief Executive Officer until July 26, 1999, and
Chief Financial Officer
Since January 2, 2003


William A. Retz           2003      $19,038   $38,076     (3)    $113,811
Chief Executive Officer   2002      $67,448  $103,323     (3)       None
from September 1, 2000    2001     $125,733   $39,462     (2)    $10,080(2)
until January 2, 2003

Alfonso Margino           2003      $21,585   $51,740     (3)       None
Vice President and        2002      $42,563   $34,867     (3)       None
Secretary since           2001      $71,987    $5,753     None      None
June 15, 1998

Note (1) Amounts shown as salary deferred are payable when revenues or financings permit payment as determined by the Board of Directors.

Note (2) Warrants granted and compensation paid in the form of common stock are discussed in the following description of RAdm Retz employment agreement.

Note (3) On September 5, 2000 the Company's Executive Committee authorized the issuance of a five-year warrant to Dr. Gottfried for 278,000 shares at an exercise price of $0.50 per share. This warrant became fully vested on September 5, 2001. On November 5, 2001, a five-year warrant was issued to Radm Retz for 100,000 shares at an exercise price of $0.35 per share with immediate vesting. On November 5, 2001, expiring warrants were replaced with new five-year warrants at an exercise price of $0.35 per share to the following officers: Mr. Oolie, 300,000; Dr. Gottfried, 160,000; and Mr. Margino, 100,000. The replacement options were immediately vested. On July 22, 2003, seven-year warrants were issued at an exercise price of $0.30 per share to the following officers: Mr. Oolie, 725,000; Dr.
 Gottfried 500,000; and Mr. Margino, 250,000.

EMPLOYMENT AGREEMENTS

On September 1, 2000, an employment agreement became effective with William
A. Retz, Rear Admiral, USN (Ret). The agreement is was terminable by the Company at any time, with or without defined cause. Compensation consisted of a base annual salary of $165,000. On the commencement date of the agreement, 36,000 shares of common stock were released to RAdm Retz with the
$10,080 value recorded as additional compensation. Also under the agreement, a warrant for 500,000 shares of common stock was granted with vesting of 100,000 shares on the first five anniversary dates of the commencement date of the agreement. All warrants expired on the earlier of the seventh anniversary of the commencement date of the agreement or the date at which a sale of the Company may occur.

William A. Retz, R. Adm., USN (Ret) resigned effective January 2, 2003 as Chief Executive Officer, director, and employee of the Company for personal reasons. Admiral Retz has not had any disagreements with the management of the Company.

The Company reached a severance agreement with Admiral Retz whereby he received $82,500. The Company also accelerated the vesting of warrants to purchase 200,000 shares of the Company's common stock at $0.5625 per share.

In February 2003 the Company entered into a consulting agreement with Admiral Retz for the period of one year, whereby he was to receive $3,000 per month from February 1, 2003 to July 31, 2003 and $5,000 per month from August 1, 2003 to January 31, 2004. In conjunction with this agreement the Company accelerated the vesting of warrants to purchase 100,000 shares of the Company's common stock at $0.5625 per share. Accordingly, $25,000 has been charged to consulting expense for the period

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 28, 2003 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      --------------------

Sam Oolie                        2,625,000                 8.0%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 2,538,000                 7.7%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                   543,000                 1.7%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  211,300                 0.7%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                   885,000                 2.7%
Two University Plaza
Hackensack, NJ  07601

Robert Downey  (3)               2,242,911                 6.8%
755 Park Avenue
New York, NY  10021

NF Partners  (3)                13,414,718                41.0%
667 Madison Avenue
New York, NY  10021

All officers and directors       6,802,300                20.8%
as a group (five persons)

Note (1) Shares Beneficially Owned includes fully vested warrants in the following amounts: Oolie 1,025,000; Gottfried 1,338,000; Margino
355,000; Koster 127,500; Litwin 885,000; Downey 1,403,667; and NF Partners
6,694,475.

Note (2) As of November 28, 2003, there were 20,939,019 shares of Common Stock issued and outstanding. Percentage of Class for all officers and directors as a group is computed on 32,767,661 shares which includes 11,828,642 shares exercisable within 60 days pursuant to warrants owned by all the persons included.

Note (3) Mr. Downey and NF Partners are members of a group of accredited investors who purchased their interest in the Company under agreements to purchase units consisting of common stock and warrants for common stock at varying prices beginning in 1998. The final purchase was made in fiscal 2000. NF Partners also purchased debentures convertible into common stock. Forms 13D, which included as exhibits the full text of the agreements, were filed with the SEC for each purchase under the agreements and the purchase of convertible debentures.


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2003, the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of loans made to fund the Company's operations during its trusteeship under a Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,137 to Mr. Oolie, and $10,918 to Mr. Koster. No payments have been made against these balances, which are included in the Company's liability for settled claims.

On November 5, 2001, five-year warrants were granted to replace expiring warrants to the following officers and directors: Mr. Oolie, 300,000 shares, Dr. Gottfried 160,000 shares, Mr. Margino 100,000 shares, Mr. Litwin 100,000 shares and Mr. Koster 25,000 shares. The replacement warrants have an exercise price of $0.30 per share and are fully vested. On December 11, 2001, warrants were granted to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company's Common Stock at a price of $0.40 per share. On November 5, 2001, a five-year warrant was granted to RAdm Retz to purchase 100,000 shares of the Company's Common Stock at a price of $0.35 per share. On July 22, 2003 seven-year warrants were granted to the following officers and directors: Mr. Oolie 725,000 Dr. Gottfried 500,000 Mr. Margino 250,000 and Mr. Koster 25,000. The warrants have an exercise price of $0.30 per share. All of the retained warrants are included in the warrants outstanding as noted in Item 11, Note 1.

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A., and provides certain legal services to the Company. At August 31,2003, the Company was obligated to that firm in the amount of $388,679, which includes fees for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings. Interest had been accrued on unpaid balances since fiscal 1997. Expenses of fiscal 2003 were $44,091 for legal services and $62,446 for interest charges, and in fiscal 2002, $36,457 in fees and $87,245 in interest charges. In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

In July 2003, the Company issued warrants to Mr. Litwin to purchase a total of 700,000 shares of the Company's common stock for $0.30 per share, expiring in seven years, in settlement of interest owed to Litwin & Tierman. The warrants vested immediately.

During three fiscal years ended 2003, the officers deferred a total of $712,517 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $41,539 at August 31, 2003.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Independent Auditors' Report                             F-2

    Financial Statements:

      Balance Sheet as of August 31, 2003                    F-3

      Statements of Operations for the Years
        Ended August 31, 2003 and 2002 and
        the period July 13, 1987 (date of
        inception) through August 31, 2003                   F-4

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the Years Ended August 31,
        1989 through August 31, 2003                      F-5 to F-7

      Statements of Cash Flows for the Years
        Ended August 31, 2003 and 2002 and
        the period July 13, 1987 (date of
        inception) through August 31, 2003                   F-8

      Notes to Financial Statements                      F-9 to F-19

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

                                        NOFIRE TECHNOLOGIES, INC.

Date: December 12, 2003                 By: /s/ Sam Gottfried
                                        ------------------------
                                        Sam Gottfried,
                                        Chief Executive Officer



Date: December 12, 2003                By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie
                                        Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                December 12, 2003
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               December 12, 2003
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               December 12, 2003
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               December 12, 2003
Sam Oolie, Director

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

Date: December 12, 2003                       /s/ Sam Oolie
                                              ---------------------------
                                              Sam Oolie,
                                              Chief Financial Officer

I, Samuel Gottfried, certify that:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability torecord, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2003                       /s/ Samuel Gottfried
                                              ------------------------
                                              Samuel Gottfried
                                              Chief Executive Officer

                 INDEX TO FINANCIAL STATEMENTS





                                                               Page
                                                              ------

Report of Independent Auditors                                 F-2

Financial Statements:

     Balance sheet at August 31, 2003                          F-3

     Statements of operations for the years ended
      August 31, 2003 and 2002 and the period July 13,
      1987 (date of inception) through August 31, 2003         F-4

     Statements of changes in stockholders' equity
      (deficiency) for the years ended August 31, 1989
      through August 31, 2003                              F-5 to F-7

     Statements of cash flows for the years ended
      August 31, 2003 and 2002 and the period July 13,
      1987 (date of inception) through August 31, 2003          F-8

     Notes to financial statements                         F-9 to F-19






















F-1



                  INDEPENDENT AUDITORS' REPORT


Board of Directors
NoFire Technologies, Inc.

We have audited the accompanying balance sheet of NoFire Technologies, Inc. (A Development Stage Company) as of August 31, 2003 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the two years in the period then ended and the period July 13, 1987, date of inception, through August 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. at August 31, 2003, and the results of its operations and its cash flows for the aforementioned periods in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations since inception and at August 31, 2003 had a stockholders' deficiency of $3,478,461 and a working capital deficiency of $3,425,542. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ Wiss & Company, LLP
                                                WISS & COMPANY, LLP

Livingston, New Jersey
November 15, 2003



                               F-2


                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                         BALANCE SHEET
                        AUGUST 31, 2003

                            ASSETS

CURRENT ASSETS:
   Cash                                            $   197,161
   Accounts Receivable - trade                          59,353
   Inventories                                          54,067
   Prepaid expenses and other current assets            46,747
                                                   -----------
      Total Current Assets                                      $  357,328

EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $34,217                                                         6,495

OTHER ASSETS:
   Patents, less accumulated amortization
     of $1,523,013                                      10,018
   Security deposits                                    19,379
                                                    ----------
                                                                    29,397
                                                                ----------
                                                               $   393,220
                                                                ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Settled liabilities                             $ 1,168,718
   Accounts payable and accrued expenses               830,287
   Loans and advances payable to stockholders           16,470
   Deferred salaries                                 1,362,743
   Loans payable                                       204,652
   Convertible debenture 8%                            200,000
                                                    ----------
      Total Current Liabilities                                  3,782,870

LOAN PAYABLE                                                        88,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock $.20 par value:
   Authorized - 50,000,000 shares
     Issued, to be issued, and outstanding-
     20,939,019                                       4,187,804
   Capital in excess of par value                     4,000,757
   Deficit accumulated in the development stage     (11,667,022)
                                                     ----------
      Total Stockholders' Equity (Deficiency)                   (3,478,461)
                                                                ----------
                                                               $   393,220
                                                           =========
             See accompanying notes to financial statements
                               F-3

                     NOFIRE TECHNOLOGIES, INC.
                   (A Development Stage Company)

                     STATEMENTS OF OPERATIONS

                                                             July 13, 1987
                                                        (Date of Inception)
                                  Year Ended August 31,         Through
                                    2003           2002     August 31, 2003
                                 ----------     ----------      ----------
NET SALES                       $   427,784    $   249,102     $ 1,729,984
                                 ----------     ----------      ----------
COSTS AND EXPENSES:
   Cost of sales                    228,689        125,549         910,431
   General and administrative     1,155,509      1,201,320      15,029,283
   Write-down of excess inventory      -              -             55,000
                                 ----------     ----------      ----------
                                  1,384,198      1,326,869      15,994,714
                                 ----------     ----------      ----------
LOSS FROM OPERATIONS              ( 956,414)    (1,077,767)    (14,264,730)
                                 ----------     ----------      ----------
OTHER EXPENSES (INCOME):
   Interest expense                 331,861        116,065       1,754,281
   Interest income                     (300)          (457)        (24,440)
   Reorganization items                -              -            365,426
   Litigation settlement               -              -            198,996
                                 ----------     ----------      ----------
                                    331,561        115,608       2,204,263
                                 ----------     ----------      ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM          (1,287,975)    (1,193,375)   (16,558,993)

DISCONTINUED OPERATIONS                -              -         (1,435,392)
                                 ----------     ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEM    (1,287,975)    (1,193,375)   (17,994,385)

EXTRAORDINARY ITEM -
   Gains on debt discharge             -              -            507,952
                                 ----------     ----------      ----------
LOSS BEFORE INCOME TAXES          (1,287,975)    (1,193,375)   (17,486,433)
DEFERRED INCOME TAX BENEFIT          180,557        205,960        593,284
                                 ----------     ----------      ----------
NET LOSS                        $ (1,107,418)   $ ( 987,415)  $(16,893,149)
                                 ==========     ==========      ==========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING              20,664,834     20,028,931
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $      (.05)   $      (.05)
                                 ==========     ==========

             See accompanying notes to financial statements

                                     F-4

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

             See accompanying notes to financial statements
F-5


NOFIRE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                                     Deficit
                                                 Common Stock                        Accumulated
                                           ------------------------    Capital        During the
                                           Number of                  in Excess      Development
                                             Shares        Amount    of Par Value        Stage
                                           ----------    ----------    ----------   ------------
YEAR ENDED AUGUST 31, 1996
   Issuance of common stock
     under private placement
     at $1 per share                          300,000   $    60,000   $   240,000  $        -
   Issuance of common stock in
     exchange for services at
     $1 per share                              62,500        12,500        50,000           -
   Net loss                                                                           (1,634,802)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1996                   8,549,500     1,709,900    (2,114,908)    (1,634,802)
YEAR ENDED AUGUST 31, 1997:
   Issuance of common stock under
     private placement at a range
     of $.75 to $1 per share                1,117,700       223,540       869,160           -
   Net loss                                                                           (1,599,841)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1997                   9,667,200     1,933,440    (1,245,748)    (3,234,643)
YEAR ENDED AUGUST 31, 1998:
   Issuance of common stock under
     private placement at $.90
     per share, net of expenses
     of $76,745                             1,388,884       277,777       895,474           -
   Issuance of common stock under
     private placement at $1 per share        550,000       110,000       440,000           -
   Issuance of common stock in
     exchange for services at a
     range of $.50 to $1 per share            119,200        23,840        45,360           -
   Shares issued in connection with
     debt discharge at a range of
     $.89 to $1 per share                     220,350        44,070       162,509           -
   Net loss                                      -             -             -        (1,519,842)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1998                  11,945,634     2,389,127       297,595     (4,754,485)
YEAR ENDED AUGUST 31, 1999
   Issuance of common stock under
     private placements at a range
     of $.50 to $.72 per share,
     net of expenses of $19,793             2,071,115       414,223       845,986           -
   Shares issued in connection with
     debt discharge at a range of
     $.95 to $.99 per share                    19,225         3,845        14,636           -
   Net loss                                      -             -             -        (1,541,642)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 1999                  14,035,974     2,807,195     1,158,217     (6,296,127)
YEAR ENDED AUGUST 31, 2000
   Issuance of common stock under
     private placements at $.67
     per share, net of expenses
     of $72,557                             1,641,792       328,358       699,085           -
   Issuance of common stock in
     exchange for conversion of
     convertible debentures at a
     rate of $.625 per share                  917,385       183,477       389,889           -
   Net loss                                      -             -             -        (2,090,626)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2000                  16,595,151     3,319,030     2,247,191     (8,386,753)
YEAR ENDED AUGUST 31, 2001
   Issuance of common stock in
     exchange for services at a
     rate of $.28 per share                    36,000         7,200         2,880           -
                                                  F-6

NOFIRE TECHNOLOGIES, INC
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
CONCLUDED
   Issuance of common stock in
     exchange for conversion of
     convertible debentures at a
     rate of $.50 per share                 3,189,279       637,856       956,784           -



   Net loss                                      -             -             -        (1,185,436)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2001                  19,820,430     3,964,086     3,206,855     (9,572,189)
YEAR ENDED AUGUST 31, 2002
   Value of warrants issued in
     connection with short-term loan
     treated as a discount on
     the loan                                    -             -           13,484           -
   Repricing of warrants                         -             -           44,000           -
   Issuance of common stock under
     private placements at $.50
     per share                                807,100       161,420        88,580           -
   Net loss                                      -             -             -          (987,415)
                                           ----------    ----------    ----------   ------------
BALANCES, AUGUST 31, 2002                  20,627,530    $4,125,506    $3,352,919   $(10,559,604)
YEAR ENDED AUGUST 31, 2003
   Issuance of common stock under
     private placement at $.30
     per share                                166,667        33,333        16,667
   Cancellation of issued common
     stock never claimed                       (5,178)       (1,035)        1,035
   Repricing of warrants                                                  (44,000)
   Value of warrants issued in
     connection with short-term loan
     treated as a discount on the loan                                     25,297
   Value of warrants issued for
     forgiveness of accrued interest                                      479,839
   Value attributed to acceleration of
     vesting of warrants for consulting
     services                                                              25,000
   Value of discount on convertible
     Debentures charged to interest expense   100,000         20,000      140,000
   Issuance of common stock in connection
      with past due loan, charged to
      interest expense                         50,000         10,000       4,000
   Net loss                                                                           (1,107,418)
                                           ----------    ----------    ----------   ------------
                                           20,939,019     $4,187,804   $4,000,757   $(11,667,022)
                                           ==========    ==========    ==========   ============


             See accompanying notes to financial statements

F-7


NOFIRE TECHNOLOGIES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                       (Date of Inception)
                                             Year Ended August 31,            Through
                                               2003           2002        August 31, 2003
                                            ----------     ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (1,107,418)     $(987,415)     $(16,893,149)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization               8,933          8,930         1,843,881
     Extraordinary gain on debt discharge         -              -             (507,952)
     Amortization of interest expense for
       settled liabilities                        -              -              634,522
     Amortization of interest expense for
       discount on note payable                 25,297         13,484            38,781
     Amortization of interest expense for
       discount on convertible debentures      160,000                          160,000
     Revaluation of assets and liabilities
       to fair value                              -              -              482,934
     Litigation settlement                        -              -              198,996
     Common stock issued in exchange
       for services                               -                             141,780
     Common Stock issued as interest on
       past due loan payable                    14,000                           14,000
     Write-down of excess inventory               -              -               55,000
     Warrants issued for consulting services    25,000           -               25,000
     Repricing of warrants                     (44,000)         44,000
     Changes in operating assets and
       liabilities (net of effects from
       reverse purchase acquisition):
         Accounts receivable - trade           (33,267)         (3,633)         (59,353)
         Inventories                            84,218          14,810         (109,067)
         Prepaid expenses                        5,472            (955)         (46,747)
         Accounts payable and accrued
           expenses                            287,670         253,971        3,789,117
         Security deposits                        -              -              (19,379)
         Deferred salaries                     291,104         311,950        1,363,043
         Obligation from discontinued
           operations                             -              -               51,118
                                            ----------     ----------        ----------
            Net cash flows from
             operating activities             (282,991)       (344,858)      (8,837,475)
                                            ----------     ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                            -              -              (40,712)
 Increase in patent costs                         -              -             (164,320)
 Acquisition accounted for as a
   reverse purchase                               -              -             (517,893)
                                              ----------     ----------        ----------
            Net cash flows from
             investing activities                 -              -             (722,925)
                                            ----------     ----------        ----------




F-8



NOFIRE TECHNOLOGIES, INC
(A Development Stage Company}

STATEMENT OF CASH FLOWS


CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                     -              -            1,506,113
 Principal payments on long-term debt             -              -              (75,000)
 Principal payments on settled
   liabilities                                  (9,714)      (9,071)         (2,894,130)
 Proceeds from issuance of common
   stock, net of related expenses               50,000      250,000           8,774,943
 Net proceeds from short-term loans             233,463       60,000             293,463
 Payments on advances from stockholders            -              -             (60,750)
 Loans and advances received from
   stockholders                                  5,920                           84,973
 Interest accrued on loans from
   stockholder                                     -                             (8,053)
 Proceeds from issuance of
   convertible debentures                      200,000                        2,136,002
                                            ----------     ----------        ----------
            Net cash flows from
             financing activities              479,669      300,929           9,757,561
                                   ----------     ----------       ----------

NET CHANGE IN CASH                             196,678        (43,929)          197,961

CASH AT BEGINNING OF YEAR                          483         44,412             -
                                            ----------     ----------         --------
CASH AT END OF YEAR                         $  197,161     $      483           197,961
                                             ==========     ==========        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $     8,364     $    6,132        $   88,617
                                            ==========     ==========        ==========
  Income taxes paid (benefit)              $  (180,557)   $  (205,960)      $  (593,284)
                                            ==========     ==========        ==========

  Warrants issued in settlement
    of accrued interest                    $   479,839           -            $ 479,839
                                            ===========     ==========        ==========

  Common stock issued in exchange
    for settlement of debt                 $      -       $                 $ 2,439,816
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for subscriptions receivable           $      -       $      -          $    95,000
                                            ==========     ==========        ==========
  Common stock issued in exchange
    for services                           $      -       $      -          $   131,700
                                            ==========     ==========        ==========


             See accompanying notes to financial statements


F-8 CONCLUDED




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

    Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense totaled $2,324 for each of the years ended August 31, 2003 and 2002, respectively.

    Intangible Assets - Patents are amortized on a straight-line basis over 5 years. Amortization expense was $6,609 and $6,606 for the years ended August 31, 2003 and 2002.

    Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation and net operating loss carry forwards.

    Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2003:

        Cash Concentrations - The Company maintains a cash balance with a financial institution which at some times may exceed federally insured limits.

        Accounts Receivable - The Company grants unsecured credit to virtually all of its customers with two customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited

F-9

NOFIRE TECHNOLOGIES, INC
(A Development Stage Comp
  NOTES TO FINANCIAL STATEMENTS

     Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were approximately $15,000 and $14,000 for the years ended August 31, 2003 and August 31, 2002, respectively.

    Stock-Based Compensation -The Company accounts for stock-based compensation under the recognition and measurement principles of APB opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected as net income, as all warrants granted had an exercise price equal or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employees compensation.

                                                Year ended August 31,

                                             2003                 2002

     Net loss as reported                 $(1,107,418)        $(987,415)
     Deduct Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                $(566,000)         $(227,000)
                                           ------------       -----------
                                           $(1,673,418)      $(1,214,415)
                                           ============       ============
     Loss per share

     Basic-as reported                          $(0.05           $(0.05)
                                             ==========        ============
     Basic-pro forma                            $(0.08)          $(0.06)
                                             ==========        ============
     The fair value of the warrants were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 5.0%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's Common Stock of 232% and an expected life equaling the warrants' exercise periods.

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


     Earnings (Loss) Per Share - Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" requires the disclosure of F-10


NOFIRE TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

both diluted and basic earnings (loss) per share. Basic earnings (loss) per share is based upon the weighted average of all common shares outstanding. The computation of diluted earnings (loss) per share does not assume the conversion, exercise or contingent issuance of securities which would have an antidilutive effect on earnings (loss) per share.

     Recent Accounting Pronouncements -In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation (FIN) No. 45,
Guarantor's Accounting  and  Disclosure   Requirements   for   Guarantees,
Including Indirect Guarantees of Indebtedness of Others. FIN45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN45 requires disclosures about the guarantees that an entity has issued, including a roll forward of the entity's product warranty liabilities. The Company does not expect FIN 45 to have a material impact on its financial position, results of operations or cash flows.

    In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No.148provides alternative methods of transition for a voluntary change to the fair value based method of accounting for employee stock-based compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair
value   method  of   accounting   for   stock-based  employee compensation
be displayed more prominently and in tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements are effective for our 2003 fiscal year. The interim disclosure requirements are not effective. The Company does not expect the adoption of SFAS NO. 148 to have a material impact on its financial position, results of operations or cash flows.

    In January 2003, the FASB issued FIN 46, Consolidation of Variable
Interest Entities. This Interpretation  clarifies the application   of
Accounting   Research   Bulletin   No 51,Consolidated Financial Statements,
to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities with out additional subordinated financial support from other after January 31, 2003, and is effective as of July 31, 2003for variable interest entities created prior to February 1,2003. The Company does not expect the adoption of FIN 46 to have a material effect on its financial position, results of operations or cash flows.


     In April 2003, the FASB issued SFAS No.  149, Amendment of Statement
133  on   Derivative   Instruments   and   Hedging Activities. This statement
amends SFAS No. 133, Accounting for Derivative  Instruments  and  Hedging
Activities, for implementation   issues related to the definition  of  a
derivative and other FASB projects related to financial instruments. SFAS No. 149 requires that contracts with comparable characteristics be accounts for in a similar fashion. SFAS No. 149 applies prospectively to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position, results of operations or cash flows.


NOTE 2 - BASIS OF PRESENTATION AND MANAGEMENT'S ACTIONS TO OVERCOME OPERATING AND LIQUIDITY PROBLEMS:

     The Company's financial statements have been presented on the going
F-11

NOFIRE TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, obtaining additional financing or receiving additional capital. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - INVENTORIES:

   Inventories, net of reserves, at August 31, 2003 consisted of the following:

               Raw material       $ 24,397
               Finished goods       29,670
                                  --------
                                  $ 54,067
                                  ========
     At August 31, 2003, the Company had advanced approximately $40,000 to a vendor towards the future purchase of inventory. The advance has been included as a component of prepaid expenses and other current assets.

NOTE 4 - SETTLED CLAIMS:
     Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2003, settled liabilities payable totaled $1,168,718.

     The claims settled were payable by the Company through September 27, 1999 and during the year ended August 31, 2003, the Company repaid approximately $10,000 towards settled claims.


F-12

NOFIRE TECHNOLOGIES INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS


     The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1996 through 1999 in the gross amount of approximately $1,168,718. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following:

               Legal fees                       $417,349
               Commissions                         9,819
               Interest                           63,015
               Payroll and payroll taxes          13,851
               Accounts payable                  270,444
               Other                              55,809
                                              ----------
                                              $  830,287
                                               =========

NOTE 6 - LOANS PAYABLE

     In September 2001, the Company received $150,000 from an accredited investor in exchange for a note bearing interest at 8% and payable no later than January 31, 2002. $90,000 of principal was repaid during the period. The terms were modified, and the unsecured $60,000 balance now has no specific maturity date.

       In February 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000, representing interest no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 50,000 shares of the Company's common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the date of this report, the note has not been paid.
   In February 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 100,000 shares of the Company's common stock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the date of this report, the note has not been paid. In July 2003, 50,000 shares of the Company's common stock were issued to this investor. The value of the shares issued was charged to interest expense.

       In March 2003 the Company received $88,811 from a stockholder, in exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company's patents.

NOTE 7 - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

     At August 31, 2003, settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $791,000, all of which are delinquent (Note 4).


F-13

NOFIRE TECHNOLOGIES
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - CONVERTIBLE DEBENTURES:

          On August 20, 2003, the Company issued, to an accredited investor, a $200,000 convertible debenture which matures on February 28, 2004, bearing interest at 8%. The debenture entitles the holder, on or before February 28, 2004, to convert the debt into common stock at a rate of one share for each $0.226 principal amount plus any outstanding accrued interest. The debenture contains a beneficial conversion feature, as the conversion price was less than the fair value of the common stock at the date of issuance.

     In September 2003, as part of this deal, the Company issued 100,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company's common stock at $0.30 per share to this accredited investor. The warrants vested immediately. The value attributed to these transactions and the beneficial conversion feature, totaling $160,000, has been charged to interest expense.


NOTE 9 - COMMITMENTS AND CONTINGENCIES:

     Lease - The Company's lease of its facility expires on August 31, 2005 with total annual lease commitments of $128,880 and $135,324 for the years ending August 31, 2004 and 2005, respectively.

     Rent expense, inclusive of taxes and insurance, was approximately $125,000 and $119,000 for the years ended August 31, 2003 and 2002, respectively.

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

   The Company reached a severance agreement with Admiral Retz whereby he received $82,500. The Company also accelerated the vesting of warrants to purchase 200,000 shares of the Company's common stock at $0.5625 per share.

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


F-14





  NOFIRE TECHNOLOGIES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENT

NOTE 10 - SOURCES OF SUPPLY:

     Several components of the Company's products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company's products could be interrupted.

NOTE 11 - INCOME TAXES:

     No provision for current and deferred income taxes is required for the years ended August 31, 2003 and 2002.

     The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:
                                              2003           2002
                                           ---------      ---------
          Tax at statutory rate            $ 377,000      $ 321,000
          Permanent and other items          (66,000)        (2,000)
          State income tax, net of federal
            income tax benefit                33,000         20,000
          Valuation allowance               (344,000)      (339,000)
                                           ---------      ---------
                                           $    -         $    -
                                           =========      =========


     As a result of the issuance of common stock pursuant to the Plan, the Company experienced a greater than 50% change of ownership as defined in Internal Revenue Code Section 382 ("Section 382"). Consequently, the

Company's ability to utilize net operating losses generated prior to the effective date of the Plan is limited during the carry forward periods.
The Company has determined that the annual limitation under Internal Revenue Code Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010. Subsequent to the date of the Plan, the Company has generated approximately $7,603,000 in net operating losses.


     The significant components of the Company's net deferred tax asset are summarized as follows:
                                                    August 31,
                                             ------------------------
                                                2003           2002
                                             ----------     ---------
          Net operating loss carry forwards  $ 2,963,000    $2,933,000
          Deferred compensation                  553,000       431,000
                                             ----------     ----------
                                              3,516,000      3,364,000
          Valuation allowance                 3,516,000      3,364,000
                                             ----------     ----------
                                             $     -        $     _
                                             ==========     ==========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2003 and 2002.
     At August 31, 2003, the Company has federal and state net operating loss carry forwards for financial reporting and income tax purposes of approximately $8,509,000 and $1,173,000 respectively, which can be used to offset current and future taxable income through the year 2022.
F-15

NOFIRE TECHNOLOGIES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

During each of the fiscal years 2003 and 2002, the Company sold a portion of its state net operating loss carry forwards (NOL) realizing approximately $181,000 and $206,000 respectively.

NOTE 12 - MAJOR CUSTOMERS:

     Sales to two customers represented 36% and 13% of net sales for the year ended August 31, 2003. Sales to three customers represented 37% and 13% and 11% of net sales for the year ended August 31, 2002.

NOTE 13 - WARRANTS:

     For the years ended August 31, 2003 and 2002, a summary of the status of warrants was as follows:
                                       2003                    2002
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year 19,866,150   $0.91     19,341,753   $1.02
Granted                         2,737,500    0.27        847,897    0.44
Expired                        (5,086,568)   1.34       (323,500)   1.98
                               ----------   -----      ----------  -----
Outstanding, end of year       17,517,082   $0.70      19,866,150  $0.91
                               ==========   =====      ==========  =====
Exercisable, end of year       17,517,082   $0.70     19,452,150  $0.92
                               ==========   =====      ==========  =====


     The following table summarizes warrant data as of August 31, 2003:

                                        Weighted
                                        Average
             Exercise     Number        Remaining       Number
              Price    Outstanding   Life in Years   Exercisable
            --------   -----------   -------------   -----------
             $0.20       250,000           4.7           250,000
              0.25       140,000           5.0           140,000
              0.28       135,000           5.1           135,000
              0.30     2,200,000           5.1         2,200,000
              0.35     1,022,500           3.3         1,022,500
              0.40       120,000           3.5           120,000
              0.50     3,582,897           1.4         3,582,897
              0.5625     700,000           1.7           700,000
              0.72     6,882,260           1.2         6,882,260
              0.75        22,500           1.3            22,500
              1.00     1,109,000           0.1         1,109,000
              1.25        52,000           0.5            52,000
              1.50        18,500           0.3            18,500
              2.00     1,132,425           0.5         1,132,425
              3.00       150,000           0.5           150,000
                        ---------                      ----------
                      17,517,082                      17,517,082
                      ==========                      ==========

     The weighted average grant date fair value of warrants granted during the year ended August 31, 2003 was $ 0.27. No warrants had been exercised by holders as of August 31, 2003.
  F-16
NOFIRE TECHNOLOGIES, INC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS


     During the year ended August 31, 2002, the exercise date for warrants for 877,100 shares granted from April 1997 to December
1997 were extended to December 31, 2002.

     In September 2001, the Company issued five year warrants to purchase 100,000 shares of the Company's common stock at $0.20 per share to an outside director.

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

     In January 2003, the Company issued warrants to three employees to purchase a total of 80,000 shares of the Company's common stock for $0.25 per share, expiring in five years. The warrants vested immediately.

     In February 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000 representing interest no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a five year warrant for the purchase of 50,000 shares of the Company's common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the date of this report, the note has not been paid.

     In February 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a five-year warrant for the purchase of 100,000 shares of the Company's common stock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the date of this report, the note has not been paid. In July, 2003, 50,000 shares of the Company's common stock were issued to this investor. The value of the shares Issued, $14,000, was charged to interest expense.

     In June 2003, the Company issued 166,667 shares of the Company's common stock to an accredited investor at $.30 per share. The Company also issued, to F-17


  NOFIRE TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

the accredited investor, warrants for the purchase of 75,000 shares of the Company's common stock at an exercise price of $.50 per share expiring in five years. The warrants vested immediately.

     In June 2003, the Company issued warrants to two individual investors to purchase a total of 10,000 shares each of the Company's common stock for $0.25 and $0.35 per share respectively, expiring in five years. The warrants vested immediately.

     In July of 2003 the Company issued five-year warrants to purchase a total of 85,000 shares of the Company's common stock three employees and an individual accredited investor at an exercise price of $0.28 per share. The warrants vested immediately.


     In July 2003 the Company issued five-year warrants to purchase 25,000 shares of the Company's common stock to an outside director at an exercise price of $0.30 per share. The warrants vested immediately.

     In July 2003, the Company issued five-year warrants to purchase 50,000 shares of the Company's common stock to an accredited investor at an exercise price of $0.20 per share. The warrants vested immediately.

     In July 2003, the Company issued warrants to a director to purchase a total of 700,000 shares of the Company's common stock for $0.30 per share, expiring in seven years, in settlement of $479,839 of interest owed to the director. The warrants vested immediately.

     In July 2003, the Company issued warrants to three officers to purchase a total of 1,475,000 shares of the Company's common stock for $0.30 per share, expiring in seven years. The warrants vested immediately.

     In August 2003, the Company issued five-year warrants to purchase a total of 77,500 shares of the Company's common stock to two accredited investors at an exercise price of $0.28 per share. The warrants vested immediately.

   During the year ended August 31, 2003, warrants to purchase 5,086,568 shares of the Company's common stock expired unexercised.






F-18



  NOFIRE TECHNOLOGIES, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS:

     In September 2003 the Company issued to four accredited investors $105,000 worth of convertible debentures which mature on September 4, 2004, bearing interest at 8%. The debenture entitles the holders, on or before September 4, 2004,to convert the debt into common stock at a rate of one share for each $0.336 principal amount plus any outstanding accrued interest. In conjunction with this transaction, the Company issued warrants to the four investors, to purchase a total of 525,000 shares of the Company's common stock for $0.30, expiring in five years. The warrants vested immediately.

     In October 2003 the Company issued to an accredited investor
$25,000 worth of convertible debentures which mature on October 21, 2004, bearing interest at 8%. The debenture entitles the holders, on or before October 21, 2004,to convert the debt into common stock at a rate of one share for each $0.336 principal amount plus any outstanding accrued interest.







F-19



Exhibit 1

                        CERTIFICATION


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the Company), does hereby certify, to the best of such officer's knowledge and belief, that:

   (1) The Annual Report on Form 10-KSB for the year ended August 31, 2003 of the Company fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934: and

   (2) The information contained in the Form 10-KSB fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated: December 12, 2003                       /s/ Samuel Gottfried
                                              -----------------------
                                              Chief Executive Officer


Dated: December 12, 2003                      /s/ Sam Oolie
                                              -----------------------
                                              Chief Financial Officer























                                EXHIBIT 1