Form 10-Q
period 2003-11-30
NOFIRE TECHNOLOGIES INC
filed 2004-01-16
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2003

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 20,939,019 shares of Common Stock as of January 16,2004.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1


                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Financial Statements:

         Balance Sheets as of November 30, 2003(unaudited)
         and August 31, 2003                                3

         Statements of Operations for the Three Months
         ended November 30,2003 and 2002   and
         the period July 13, 1987 (date of inception)
         through November 30, 2003 (unaudited)              5

         Statements of Cash Flows for the
         Three Months ended November 30, 2003 and 2002
         and the period July 13, 1987 (date of inception)
         through November 30, 2003 (unaudited).             6

         Notes to Unaudited Financial Statements            9


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      9

Item 3.  Controls and Procedures                            11


Part II - OTHER INFORMATION

Item 1.   Legal                                             11

Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                         12

         Certification of Financial Information             13

         Sarbanes-Oxley Act Section 906 Certification       Exhibit 1



















                                  Page 2




              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS



                                              November 30, August 31,
                                                  2003         2003
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $27,425   $  197,161
    Accounts receivable - trade                   36,325       59,353
    Inventories                                   96,567       54,067
    Prepaid expenses and other current assets     46,820       46,747
    Receivable for sale of tax loss
      carry forward                               43,290         -
                                               ---------    ----------
    Total Current Assets                         250,427      357,328
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           5,914        6,495
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,524,665 at November 30, 2003 and
      $1,523,013 at August 31, 2003                8,366       10,018
    Security deposits                             24,879       19,379
                                              ----------     ---------
                                                  33,245       29,397
                                              ----------     ---------
                                              $  289,586    $ 393,220
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              November 30,   August 31,
                                                  2003         2003
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,168,718     $1,168,718
    Accounts payable and accrued expenses        724,276        830,287
    Loans and advances payable to
      stockholders                                 9,970         16,470
    Deferred salaries                          1,376,401      1,362,743
    Loans payable                                204,652        204,652
    Convertible Debentures 8%                    430,000        200,000
                                             ----------      ---------
    Total Current Liabilities                  3,914,017      3,782,870
                                              ----------      ---------

LOAN PAYABLE                                      88,811         88,811

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding -20,939,019
       shares at November 30, 2003 and
       August 31, 2003                         4,187,804      4,187,804
    Capital in excess of par value             4,138,757      4,000,757
    Deficit accumulated in the development
      stage                                  (12,039,803)   (11,667,022)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (3,713,242     (3,478,461)
                                              ----------     ----------
                                              $  289,586     $  393,220
                                              ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF OPERATIONS
                                                               July 13, 1987
                                                                  (Date of
                                         For the Three Months     Inception)
                                          Ended November 30,        through
                                           2003       2002    November 30, 2003
                                       ----------   ------      ----------
                                             (UNAUDITED)       (UNAUDITED)

NET SALES                              $   73,443  $  101,593    $ 1,803,427
                                       ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                          30,683      52,636        941,114
    Write-down of excess inventory           -            -           55,000
    General and administrative            299,266     238,617     15,328,549
                                       ----------   ----------    ----------
                                          329,949     291,253     16,324,663
                                       ----------   ---------     ----------
LOSS FROM OPERATIONS                     (256,506)   (189,660)   (14,521,236)
                                       ----------   ----------    ----------
OTHER EXPENSES:
    Interest expense                      159,640      37,088      1,913,921
    Interest income                          ( 75)        (75)       (24,515)
    Reorganization items                     -            -          365,426
    Litigation settlement                    -            -          198,996
                                       ----------   ----------    ----------
                                          159,565      37,013      2,453,828
                                       ----------   ----------    ----------
LOSS BEFORE DISCONTINUED OPERATION
  AND EXTRAORDINARY ITEM                 (416,071)   (226,673)   (16,975,064)

DISCONTINUED OPERATIONS                      -            -       (1,435,392)
                                       ----------   ----------    ----------
LOSS BEFORE EXTRAORDINARY ITEM           (416,071)   (226,673)   (18,410,456)

EXTRAORDINARY ITEM - Gain on
  debt discharge                             -            -          507,952
                                       ----------   ----------    ----------
LOSS BEFORE INCOME TAXES                 (416,071)   (226,673)   (17,902,504)

DEFERRED INCOME TAX BENEFIT                43,290     179,719        636,574
                                       ----------   ----------    ----------
NET LOSS                               $ (372,781)  $ (46,954)  $(17,265,930)
                                       ==========   ==========    ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          20,939,019   20,627,530
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (0.02)  $   (0.00)
                                       ==========   ==========







See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                  For the Three Months      Inception)
                                                   Ended November 30,        through
                                                    2003        2002    November 30, 2003
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $  (372,781)   (46,954)   $(17,265,930)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                 2,233      2,234       1,846,114
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Amortization of interest expense for
          discount on convertible debentures        138,000       -            298,000

        Amortization of interest expense for
          discount on note payable                    -            -            38,781
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -       (44,000)         141,780
        Repricing of warrants                         -
        Write-down of excess inventory                -            -            55,000
        Warrants issued for consulting services       -            -            25,000
        Changes in operating assets and liabilities
          (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade            23,028       23,668       (36,325)
             Inventories                           (42,500)      16,800      (151,567)
             Prepaid expenses                          (73)      11,526       (46,820)
             Receivable for sale of state
               tax loss carryforward               (43,290)   (179,719)      ( 43,290)
             Accounts payable and accrued expenses(106,011)     60,012      3,561,459
             Security deposits                      (5,500)         -         (24,879)
             Deferred salaries                      13,658      82,537      1,376,701
             Obligation from discontinued
               operations                             -            -           51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (393,236)    (73,896)    (9,230,711)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -           (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -            -          (722,925)
                                               -----------    ---------     ----------

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Three Months        Inception)
                                                 Ended November 30,          through
                                                 2003         2002     November 30, 2003
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -        1,506,113
   Principal payments on notes payable              -             -          (75,000)
   Principal payment on settled liabilities         -             -       (2,884,416)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -        8,724,943
   Payments on advances from stockholders         (6,500)         -          (67,250)
   Loans and advances from stockholders             -             -           79,053
   Interest accrued on loans from
     stockholders                                   -             -           (8,053)
   Proceeds from issuance of convertible
     debentures                                  230,000            -      2,366,002
   Proceeds from short-term loans                   -          75,000        293,463
                                                 ----------   ----------    ---------
Net cash flows from financing activities         223,500       75,000      9,981,061
                                                 ----------    ----------  ---------
NET CHANGE IN CASH                               (169,736)      1,104         27,425

CASH AT BEGINNING OF PERIOD                       197,161         483           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $    27,425  $    1,587     $   27,425
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $ 1,154         $   -        $  81,407
                                              ==========    ==========     ==========

Income taxes paid (received)                       -              -         (593,284)
                                              ==========    ==========     ==========

Common stock issued in exchange
  for settlement of debt                      $     -       $     -        $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $      -       $    -         $  131,700
                                              ==========    ==========     ==========


See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2003


NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2003 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Under a Chapter 11 proceeding, the Bankruptcy Court confirmed a Plan of Reorganization for the Company which became effective on August 11, 1995. Claims of creditors, to the extent allowed under the Plan, were required to be paid over a four-year period.


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

                           November 30, 2003

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

NOTE 4 - CONVERTIBLE DEBENTURES:

     Between September and November 2003, the Company issued to six accredited investors, $230,000 of convertible debentures which mature between May and October 2004 bearing interest at 8%. The debentures, entitle the holders, to convert the debt into common stock at a rate of one share for each $0.30 principal amount plus any outstanding accrued interest. In conjunction with this transaction, the Company issued warrants to the six investors, to purchase a total of 1,165,000 shares of the Company's common stock for $0.30-$0.32, expiring in five years. The warrants vested immediately.

      The value, attributed to the warrants issued along with the debenture transactions above, totaling $138,000, has been charged to interest expense.

      During the quarter ended November 30, 2003 warrants for the purchase of 1,330,250 shares of the Company's common stock expired unexercised.

Note 5- STOCK-BASED COMPENSATION

      The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, in the opinion of management, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings
(loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting standards Board Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure " (FAS 148).

     There were no awards of stock-based compensation granted or outstanding during the 3 months ended November 30,2003 and 2002.


NOTE 6- SUBSEQUENT EVENTS

     In December of 2003 the Company issued five-year warrants to purchase a total of 165,000 shares of the Company's common stock to three employees and two individual at an exercise price of $0.30 per share. The warrants vested immediately.

     In December 2003, warrants for the purchase of 1,458,000 shares of the Company's common stock expired unexercised.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing, and now has numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company has been increasing its marketing efforts principally by retaining the services of specialized distribution firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, maritime, wood products, structural steel and nuclear power plants. Significant tests have been passed and approvals received to qualify the Company's products in naval and other military and governmental applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, the slow process of specifying new products in highly regulated industrial applications, and the decisions not to use any fire retardant product.

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



COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2003 AND NOVEMBER 30, 2002

Sales of $73,443 for the three months ended November 30, 2003 represented an decrease of 28% from the $101,593 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased 42% from $52,636 to $30,683 resulting in a gross profit of $42,760 compared to $48,957 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2003 was $299,266, representing an increase of $60,649 or 25% from the $238,617 of the similar period of the prior year.
The most significant changes were increases of $26,000 in professional fees and $44,000 in the repricing of warrants and decreases of $32,000 in officer's salaries.

During the quarters ended November 30, 2003 and 2002 the Company realized approximately $43,000 and $180,000, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2003 the Company had cash balances of $ 27,425. In order to fund continuing operations during the three months ended on that date, the Company issued to six accredited investors $230,000 worth of convertible debentures which mature between September and November 2004 bearing interest at 8%. The debentures entitles the holders, to convert the debt into common stock at a rate of one share for each $0.30 principal amount plus any outstanding accrued interest.


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


No reports on Form 8-K were filed during the quarter ended November 30, 2003. Page 11






SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 16,2004            NoFire Technologies, Inc.


                                   By:  /s/ Samuel Gottfreid
                                        Sam Gottfreid
                                        Chief Executive Officer


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
Page 13


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

Date: January 16, 2004                       /s/Sam Oolie
                                              -------------
--------------
                                              Sam Oolie,

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
Page 15


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

Date: January 16,2004                   /s/ SamuelGottfreid
                                       ---------------------
                                          Samuel Gottfreid
                                       --------------------
                                    Chief Executive Officer





CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the company), does hereby certify, to the best of such officer's knowledge and belief, that:

  The Quarterly Report on Form 10-QSB for the Quarter ended November 30, 2003 of the Company fully complies with the requirements of section 13
  (a) or 15 (d) of the Securities Exchange Act of 1934: and

  The information contained in the Form 10-QSB fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated: January 16, 2004                          /s/ Samuel Gottfreid
                                                  -------------------
                                              Chief Executive Officer


Dated:	January 16, 2004                          /s/ Sam Oolie
                                             -----------------------
                                             Chief Financial Officer































EXHIBIT 1