Form 10QSB
period 2004-02-29
NOFIRE TECHNOLOGIES INC
filed 2004-04-19
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 29, 2004
           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _________

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 20,939,019 shares of Common Stock as of April 19,2004.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---


                                  Page 1








                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Financial Statements:

         Balance Sheets as of February 29, 2004(unaudited)
         and August 31, 2003                                3

         Statements of Operations for the Six Months
         ended February 29,2004 and 2003  and
         the period July 13,1987 (date of inception)
         through February 29, 2004 (unaudited)              5

         Statements of Cash Flows for the
         Six Months ended February 29, 2004 and 2003
         and the period July 13, 1987 (date of inception)
         through February 29, 2004 (unaudited).             6

         Notes to Unaudited Financial Statements            8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10

Item 3.  Controls and Procedures                            14


Part II - OTHER INFORMATION

Item 1.   Legal                                             14

Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                         14

         Certification of Financial Information             15

         Sarbanes-Oxley Act Section 906 Certification       Exhibit 1





                                  Page 2


















              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS



                                              February 29, August 31,
                                                  2004         2003
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $ 1,834   $  197,161
    Accounts receivable - trade                    7,484       59,353
    Inventories                                  113,067       54,067
    Prepaid expenses and other current assets     46,896       46,747
                                                ---------    ----------
    Total Current Assets                         169,281      357,328
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           5,333        6,495
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,524,665 at February 29, 2004 and
      $1,523,013 at August 31, 2003                6,715       10,018
    Security deposits                             24,879       19,379
                                              ----------     ---------
                                                  31,594       29,397
                                              ----------     ---------
                                              $  206,208    $ 393,220
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                              February 29,   August 31,
                                                  2004         2003
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,168,718     $1,168,718
    Accounts payable and accrued expenses        870,097        830,287
    Loans and advances payable to
      stockholders                                60,170         16,470
    Deferred salaries                          1,421,042      1,362,743
    Loans payable                                250,173        293,463
    Convertible Debentures 8%                    430,000        200,000
                                             ----------      ---------
    Total Current Liabilities                  4,200,200      3,871,681
                                              ----------      ---------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding -20,939,019
       shares at February 29, 2004 and
       August 31, 2003                         4,187,804      4,187,804
    Capital in excess of par value             4,138,757      4,000,757
    Deficit accumulated in the development
      stage                                  (12,320,553)   (11,667,022)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (3,993,992)    (3,478,461)
                                              ----------     ----------
                                              $  206,208     $  393,220
                                              ==========     ==========














See accompanying notes to financial statements

                                            NOFIRE TECHNOLOGIES, INC.
                                          (A Development Stage Company)


                                             STATEMENTS OF OPERATIONS

                                                                                          July 13, 1987
                                                                                           (Date of
                                       For the six Months        For the three Months      Inception)
                                        Ended February 29,         Ended February 29,        through
                                        2004        2003            2004       2003        February 29,
                                                                                              2004
                                    ----------   ----------     ----------   ----------     ----------
                                          (UNAUDITED)               (UNAUDITED)            (UNAUDITED)
NET SALES                            $133,542    $187,853        $60,099    $ 86,260       $ 1,863,526
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                     59,865       88,423          8,482      35,787           970,296
    Write down of excess inventory       -           -               -           -              55,000
    General and administrative       560,324      560,995        261,940     322,378        15,589,607
    Severance                            -         82,500            -        82,500            82,500
                                    ----------   ----------     ---------    ----------     ----------
                                     620,189      731,918        270,422     440,665        16,697,403
                                    ----------   - ---------     ----------   ----------     ----------
LOSS FROM OPERATIONS                (486,647)    (544,065)      (210,323)   (354,405)      (14,833,877)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                 209,408       83,182         49,768      46,094         1,963,689
    Interest income                     (150)        (150)           (75)       (75)           (24,590)
    Reorganization items                  -            -               -           -           365,426
    Litigation settlement                 -            -               -           -           198,996
                                    ----------   ----------     ----------   ----------     ---------
                                     209,258       83,032         49,693      46,019         2,503,521
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM             (695,905)   (627,097)      (260,016)   (400,424)     (17,337,398)

DISCONTINUED OPERATIONS                                                                    (1,435,392)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM       (695,905)   (627,032)      (260,016)   (400,424)     (18,772,790)

EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -          507,952
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE INCOME TAXE             $(695,905)  $(627,032)     $(260,016)   $(400,424)    $(18,264,838)

DEFERRED INCOME TAX BENEFIT            42,406     180,557            -            838          635,690
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                           $(653,499)   $(446,540)     $(260,016)   $(399,586)    $(17,629,148)

                                    ==========   ==========     ==========   ==========     ==========
 (LOSS) PER SHARE, BASIC AND
 DILUTED                             $(0.03)     $(0.02)       $(0.01)      $(0.02)
                                    ==========   ==========     ==========   ==========

  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       20,939,019   20,625,372    20,939,019    20,625,372
                                    ==========   ==========    ==========    ==========



See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                  For the Six Months      Inception)
                                                   Ended February 29,        through
                                                    2004        2003    February 29, 2004
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $  (653,499)   (494,540)  $(17,629,148)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                 4,466       4,466      1,848,347
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Amortization of interest expense for
          discount on convertible debentures        138,000       -            298,000

        Amortization of interest expense for
          discount on note payable                    -          7,226          38,781
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -            -           141,780
        Repricing of warrants                         -        (44,000)
        Common stock issued as interest on
          Past due loan payable                                                 14,004
        Write-down of excess inventory                -            -            55,000
        Warrants issued for consulting services       -         73,000          25,000
        Changes in operating assets and liabilities
          (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade            51,869       19,254        (7,484)
             Inventories                           (59,000)      31,500      (168,067)
             Prepaid expenses                         (149)       5,772       (46,896)
             Accounts payable and
               accrued expenses                     39,777      134,525     3,828,894
             Security deposits                      (5,500)         -         (24,879)
             Deferred salaries                      58,299      141,408     1,421,342
             Obligation from discontinued
               operations                             -            -           51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (425,737)    (121,389)   (9,345,712)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -           (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -            -          (722,925)
                                               -----------    ---------     ----------

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Six Months        Inception)
                                                 Ended February 29,          through
                                                 2004         2003    February 29, 2004
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -        1,506,113
   Principal payments on notes payable              -             -          (75,000)
   Principal payment on settled liabilities         -             -       (2,894,130)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -        8,774,943
   Payments on advances from stockholders           -             -          (60,750)
   Loans and advances from stockholders           43,700        (150)        128,673
   Interest accrued on loans from
     stockholders                                   -             -           (8,053)
   Proceeds from issuance of convertible
     debentures                                  230,000            -      2,366,002
   Proceeds from short-term loans                (43,290)     144,652        332,673
                                                ----------   ----------    ---------
Net cash flows from financing activities         230,410      140,502     10,070,471
                                                 ----------    ----------  ---------
NET CHANGE IN CASH                               (195,327)      23,113         1,834
CASH AT BEGINNING OF PERIOD                       197,161          483           -
                                              ----------    ----------     ----------
CASH AT END OF PERIOD                         $     1,834  $    23,596    $    1,834
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $   2,110     $  6,292      $   90,727
                                              ==========    ==========     ==========

Income taxes paid (received)                    (43,290)         -          (636,574)
                                              ==========    ==========     ==========

Warrants issued in settlement of accrued
 Interest                                         -               -        $ 479,839
                                              ===========    ==========    ==========

Common stock issued in exchange
  for settlement of debt                      $     -       $     -        $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $      -       $    -         $  131,700
                                              ==========    ==========     ==========


See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2004


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



NOTE 2 - Management's Actions to Overcome Operating and Liquidity
         Problems:

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

The Company has a liability for settled claims payable to creditors in connection with its plan of reorganization confirmed by the United States Bankruptcy Court. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.


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

NOTE 3- SUMMARY OF SIGNIFICANT ACCOUNTING POLOCIES:

     Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of warrants outstanding is not included since it would be anti-dilutive.

     Equity Based Compensation- The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, in the opinion of management, Financial Accounting Page-8

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2004

Standards Board Statement No. 123, Accounting for Stock-Based Compensation "(FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting standards Board Statement No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure " (FAS 148).

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, were applied, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                  For the Six months ended     For the Three months ended
                                       February 29, (28)           February 29, (28)
                                    2004          2003            2004          2003

Net loss available to common
Shareholders, as reported         $(653,499)  $ (446,540)       $(260,016)    $(399,586)
Deduct: Stock-based compensation,
Net of tax                          459,513         -             459,513          -
Net loss available to common
Shareholders, pro-forma         $(1,113,012)    (446,540)        $719,529)    $(399,586)

Basic earnings per share:
     As reported                   $   (.03)    $   (.02)        $   (.01)    $    (.02)
     Pro-forma                     $   (.05)    $   (.02)        $   (.03)    $     .02)


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the three or six months ended February 29, (28) 2004 and 2003.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Page 9-

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2004

                                       For the Six months ended February 29, (28)
2004 2003
Risk free interest rate                         4.0%               4.8%
Expected life                                  6.5 years           n/a
Dividend rate                                  0.00%               0.00%
Expected volatility                            18%                 50%


     New Accounting Pronouncements - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 b ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability
(or an asset in some circumstances) because that financial instrument embodies \ an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after
June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before
the issuance date of SFAS No. 150 and still   existing at the beginning of
the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. The Company has adopted SFAS No. 150.

    In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact the Company's our results of operations, financial position or disclosures.

NOTE 4 - CONVERTIBLE DEBENTURES:

     Between September and October 2003, the Company issued to six accredited investors, $230,000 of convertible debentures which mature between May and October 2004 bearing interest at 8% per annum. The debentures, entitle the holders, to convert the debt into common stock at a rate of one share for each $0.30 principal amount plus any outstanding accrued interest. In conjunction with this transaction, the Company issued warrants to the six investors, to purchase a total of 1,165,000 shares of the Company's common stock for $0.30-$0.32 per share, expiring in five years. The warrants vested immediately.

     The value, attributed to the warrants issued along with the debenture transactions above, totaling $138,000, has been charged to interest expense.


Page 10-



                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2004

      During the quarter ended February 29,2004 warrants for the purchase of 2,048,500 shares of the Company's common stock expired unexercised

NOTE 5- WARRANTS

     In December of 2003 the Company issued five-year warrants to purchase a total of 165,000 shares of the Company's common stock to three employees and two individuals at an exercise price of $0.30 per share. The warrants vested immediately.

     In January of 2004 the Company issued five-year warrants to purchase a total of 28,500 shares of the Company's common stock to two employees and three individuals at an exercise price of $0.30 per share. The warrants vested immediately.

     In January of 2004 the Company issued seven-year warrants to purchase a total of 5,057,460 shares of the Company's common stock to three officers and two directors at an exercise price of $0.33 per share. The warrants vested immediately.

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



Page-11

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2004

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.

COMPARISON SIX MONTHS ENDED FEBRUARY 29,2004 AND FEBRUARY 28,2003

Sales of $133,542 for the six months ended February 29, 2004 represented a decrease of 29% from the $187,853 for the comparable six-month period of the prior year. Cost of goods sold during the same periods decreased 32.6% from $88,823 to $59,865 resulting in a gross profit of $73,677 compared to $99,430 in the prior year. Selling, general and administrative expenses for the six months ended February 29, 2004 was $560,324, and $560,995 for the similar period of the prior year.

COMPARISON THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

Sales of $60,099 for the three months ended February 29,2004 represented a decrease of 27% from the $82,260 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased 76% from $35,787 to $8,482 resulting in a gross profit of $51,617 compared to $50,473 in the prior period. Selling, general and administrative expenses for the three months ended February 29, 2004 was $261,940 which represented a decrease of 18.7% from the $322,378 for the similar period of the prior year. The most significant change was a decrease in professional fees of $57,875.

During the six months ended February 29,2004 and 2003 the Company realized approximately $43,000 and $180,000, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES

At February 29, 2004 the Company had cash balances of $1,834. In order to fund continuing operations during the six months ended on that date, the Company issued to six accredited investors $230,000 worth of convertible debentures which mature between May and October 2004 bearing interest at 8% per annum. The debentures entitles the holders, to convert the debt into common stock at a rate of one share for each $0.30 principal amount plus any outstanding accrued interest.


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



Page-12


                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2004

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our notes to our financial statements.

STOCK BASED COMPENSATION

 The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25)
and related interpretations in accounting for its employee stock options because,in the opinion of management, Financial Accounting
Standards Board Statement No. 123, Accounting for Stock-Based Compensation "(FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures.

We have recorded no compensation expense for stock options and warrants granted to employees during the three or six months ended February 29, 2004. In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions as disclosed in the footnotes to this Form 10QSB. If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the net income (loss) would increase by
 $459,513.The pro-forma stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.


ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

Page-13

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 29, 2004

GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the least two years ended August 31, 2003 and 2002 and has incurred substantial losses, since inception. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Item 3. Controls and Procedures

Within the 90-day period prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures, which have been designed to permit the Company to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective. Since the date of the evaluation, the Company has made no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

An 8-K was filed on April 19, 2004 Stating a change of auditors as of April 12,2004

Exhibit 1- Sarbanes-Oxley Act Section 906 Certification


No reports on Form 8-K were filed during the quarter ended February 29,2004.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19,2004            NoFire Technologies, Inc.


                                   By:  /s/ Samuel Gottfreid
                                        Sam Gottfreid
                                        Chief Executive Officer

                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman of the Board,
                                        Chief Financial Officer
Page-14


I, Sam Oolie, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NoFire Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 19, 2004                       /s/Sam Oolie
                                              -------------
--------------
                                              Sam Oolie,

                                    Chief Financial Officer



                               Page 16



I, Samuel Gottfried certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NoFire Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
Page 17


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

Date: April 19,2004                   /s/ SamuelGottfreid
                                       ---------------------
                                          Samuel Gottfreid
                                       --------------------
                                    Chief Executive Officer





                               Page 18




CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the company), does hereby certify, to the best of such officer's knowledge and belief, that:

  The Quarterly Report on Form 10-QSB for the Quarter ended February 29, 2004 of the Company fully complies with the requirements of section 13
  (a) or 15 (d) of the Securities Exchange Act of 1934: and

  The information contained in the Form 10-QSB fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated: April 19, 2004                          /s/ Samuel Gottfreid
                                                  -------------------
                                              Chief Executive Officer


Dated:	April 19, 2004                          /s/ Sam Oolie
                                             -----------------------
                                             Chief Financial Officer































EXHIBIT 1