Form 10QSB
period 2004-05-31
NOFIRE TECHNOLOGIES INC
filed 2004-07-13
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31,2004
           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _________

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 20,939,019 shares of Common Stock as of July 13,2004.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1


                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Financial Statements:

         Balance Sheets as of May 31,2004 (unaudited)
         and August 31, 2003                                3

         Statements of Operations for the Nine Months
         ended May 31,2004 and 2003 and
         the period July 13,1987 (date of inception)
         through May 31, 2004 (unaudited)                   5

         Statements of Cash Flows for the
         Nine Months ended May 31, 2004 and 2003
         and the period July 13, 1987 (date of inception)
         through May 31, 2004 (unaudited).                  6

         Notes to Unaudited Financial Statements            8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      10

Item 3.  Controls and Procedures                            14


Part II - OTHER INFORMATION

Item 1.   Legal                                             14

Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                         14

         Certification of Financial Information             15

         Sarbanes-Oxley Act Section 906 Certification       Exhibit 1



















                                  Page 2




              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS



                                                 May 31,    August 31,
                                                  2004         2003
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $   765   $  197,161
    Accounts receivable - trade                   17,389       59,353
    Inventories                                   55,567       54,067
    Prepaid expenses and other current assets     60,083       46,747
                                                ---------    ----------
    Total Current Assets                         133,804      357,328
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           4,752        6,495
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,531,272 at May 31, 2004 and
      $1,523,013 at August 31, 2003                5,063       10,018
    Security deposits                             24,880       19,379
                                              ----------     ---------
                                                  29,943       29,397
                                              ----------     ---------
                                              $  168,499    $ 393,220
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




                      NOFIRE TECHNOLOGIES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                 May 31,     August 31,
                                                  2004         2003
                                              -----------    ----------
                                              (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                       $1,168,718     $1,168,718
    Accounts payable and accrued expenses        845,569        830,287
    Loans and advances payable to
      stockholders                                74,471         16,470
    Deferred salaries                          1,552,313      1,362,743
    Loans payable                                250,173        293,463
    Convertible Debentures 8%                    430,000        200,000
                                             ----------      ---------
    Total Current Liabilities                  4,321,244      3,871,681
                                              ----------      ---------



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding -20,939,019
       shares at May 31, 2004 and
       August 31, 2003                         4,187,804      4,187,804
    Capital in excess of par value             4,138,757      4,000,757
    Deficit accumulated in the development
      stage                                  (12,479,306)   (11,667,022)
                                              ----------     ----------
    Total Stockholders' Equity (Deficiency)   (4,152,745)    (3,478,461)
                                              ----------     ----------
                                              $  168,499     $  393,220
                                              ==========     ==========














See accompanying notes to financial statements

                                            NOFIRE TECHNOLOGIES, INC.
                                          (A Development Stage Company)


                                             STATEMENTS OF OPERATIONS

                                                                                          July 13, 1987
                                                                                           (Date of
                                       For the nine Months        For the three Months      Inception)
                                           Ended May 31,             Ended May 31,          through
                                        2004        2003            2004       2003          May 31,
                                                                                              2004
                                    ----------   ----------     ----------   ----------     ----------
                                          (UNAUDITED)               (UNAUDITED)            (UNAUDITED)
NET SALES                            $385,875    $ 290,379     $ 252,332   $ 102,526      $ 2,115,859
                                    ----------   ----------     ----------   ----------     ----------
COSTS AND EXPENSES:
    Cost of sales                     128,339     149,410         68,473      60,986         1,038,770
    Write down of excess inventory       -           -               -           -              55,000
    General and administrative        881,112     824,721        319,318     263,728        15,910,395
    Severance                            -         82,500            -        82,500            82,500
                                    ----------   ----------     ---------    ----------     ----------
                                    1,009,451   1,056,631        387,791     324,714        17,086,665
                                    ----------   - ---------     ----------   ----------     ----------
LOSS FROM OPERATIONS                (623,576)    (766,252)      (135,459)   (222,188)      (14,970,806)
                                    ----------   ----------     ----------   ----------     ----------
OTHER EXPENSES:
    Interest expense                 232,191      137,590         22,489      54,407         1,986,472
    Interest income                     (225)        (225)           (75)       (75)           (24,665)
    Reorganization items                  -            -               -           -           365,426
    Litigation settlement                 -            -               -           -           198,996
                                    ----------   ----------     ----------   ----------     ---------
                                     231,966      137,365         22,414      54,332         2,526,229
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE DISCONTINUED OPERATIONS
  AND EXTRAORDINARY ITEM            (855,542)    (903,617)      (157,873)   (276,520)     (17,497,035)
DISCONTINUED OPERATIONS                                                                    (1,435,392)
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE EXTRAORDINARY ITEM      (855,542)    (903,617)      (157,873)   (276,520)     (18,932,427)
EXTRAORDINARY ITEM - Gain on
  debt discharge                          -            -              -            -          507,952
                                    ----------   ----------     ----------   ----------     ----------
LOSS BEFORE INCOME TAXE             $(855,542)   (903,617)      (157,873)   (276,520)     (18,424,475)

DEFERRED INCOME TAX BENEFIT            43,290     180,557                                     636,574
                                    ----------   ----------     ----------   ----------     ----------
NET LOSS                            $(812,252)   (723,060)      (157,873)   (276,520)     (17,787,901)

                                    ==========   ==========     ==========   ==========     ==========
 (LOSS) PER SHARE, BASIC AND
 DILUTED                             $(0.045)     $(0.04)       $(0.008)      $(0.01)
                                    ==========   ==========     ==========   ==========

  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       20,939,019   20,624,366   20,939,019    20,622,352
                                    ==========   ==========    ==========    ==========



See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                          July 13, 1987
                                                                            (Date of
                                                  For the Nine Months      Inception)
                                                     Ended May 31,           through
                                                    2004        2003       May 31, 2004
                                                 ---------    ---------     ----------
                                                      (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $  (812,252)   (723,060)  $(17,705,401)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                 6,698       6,699      1,850,579
        Extraordinary gain on debt discharge          -            -          (507,952)
        Amortization of interest expense for
          settled liabilities                         -            -           634,522
        Amortization of interest expense for
          discount on convertible debentures        138,000       -            298,000
        Amortization of interest expense for
          discount on note payable                   -           25,296         38.781
        Revaluation of assets and liabilities
          to fair value                               -            -           482,934
        Litigation settlement                         -            -           198,996
        Common stock issued in exchange for
          services                                    -            -           141,780
        Repricing of warrants                         -        (44,000)
        Common stock issued as interest on
          Past due loan payable                                                 14,000
        Write-down of excess inventory                -            -            55,000
        Warrants issued for consulting services       -         25,000          25,000
        Changes in operating assets and liabilities
          (net of effects from reverse purchase
          acquisition)
             Accounts receivable - trade            41,964       17,351       (17,389)
             Inventories                            (1,500)      58,585      (110,567)
             Prepaid expenses                      (13,111)      (2,452)      (59,858)
             Accounts payable and
               accrued expenses                     15,250      183,698     3,804,367
             Security deposits                      (5,501)         -         (24,880)
             Deferred salaries                     189,570      229,614     1,552,613
             Obligation from discontinued
               operations                             -            -           51,118
                                                ----------    ---------     ----------
 Net cash flows from operating activities         (440,882)    (223,269)   (9,278,357)
                                                ----------    ---------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                              -            -           (40,712)
   Increase in patent costs                           -            -          (164,320)
   Acquisition accounted for as a
     reverse purchase                                 -            -          (517,893)
                                               -----------    ---------     ----------
Net cash flows from investing activities              -            -          (722,925)
                                               -----------    ---------     ----------

See accompanying notes to financial statements

                  NOFIRE TECHNOLOGIES, INC.
                (A Development Stage Company)

                   STATEMENTS OF CASH FLOWS

                                                                           July 13,1987
                                                                            (Date of
                                                For the Nine Months        Inception)
                                                   Ended May 31,             through
                                                 2004         2003        May 31, 2004
                                               ---------     ---------      ----------
                                                    (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                     -             -        1,506,113
   Principal payments on notes payable              -             -          (75,000)
   Principal payment on settled liabilities         -         (9,714)     (2,894,130)
   Proceeds from issuance of common stock,
     net of related expenses                        -             -        8,774,943
   Payments on advances from stockholders           -             -          (60,750)
   Loans and advances from stockholders           57,776       8,021         142,749
   Interest accrued on loans from
     stockholders                                   -             -           (8,053)
   Proceeds from issuance of convertible
     debentures                                  230,000            -      2,366,002
   Proceeds from short-term loans                (43,290)     233,463        250,173
                                                ----------   ----------    ---------
Net cash flows from financing activities         244,486      231,770     10,002,047
                                                 ----------    ----------  ---------
NET CHANGE IN CASH                              (196,396)       8,501           765
CASH AT BEGINNING OF PERIOD                      197,161          483            -
                                              ----------    ----------     -- --------
CASH AT END OF PERIOD                         $      765  $     8,984    $      765
                                              ==========    ==========     ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $   1,154      $ 7,317       $  88,617
                                              ==========    ==========     ==========

Income taxes paid (received)                    (43,290)    (180,557)      (593,284)
                                              ==========    ==========     ==========

Warrants issued in settlement of accrued
 Interest                                         -               -        $ 479,839
                                              ===========    ==========    ==========

Common stock issued in exchange
  for settlement of debt                      $     -       $     -        $2,439,816
                                              ==========    ==========     ==========

Common stock issued in exchange
  for subscriptions receivable                $     -       $     -        $   95,000
                                              ==========    ==========     ==========

Common stock issued in exchange for
  services                                   $      -       $    -         $  131,700
                                              ==========    ==========     ==========


See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            May 31, 2004

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

                            May 31, 2004

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

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model were applied, the resulting pro-forma net income (loss) available to common shareholders and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                  For the Nine months ended     For the Three months ended
                                          May 31,                       MAY 31,
                                    2004          2003            2004          2003

Net loss available to common
Shareholders, as reported        $ (653,499)    $(446,540)         0              0
Deduct: Stock-based compensation
Net of tax                          459,513         -              0              0
Net loss available to common
Shareholders, pro-forma          $1,113,012     $(446,540)         0              0

Basic earnings per share:
     As reported                 $    (.03)     $   (.02)          0              0
     Pro-forma                   $    (.05)     $   (.02)          0


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the three or nine months ended May 31, 2004 and 2003.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
Page 9-

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            May 31, 2004

                                       For the Nine months ended May 31,
                                               2004               2003

Risk free interest rate                          4.0%               0
Expected life                                   6.5 years          n/a
Dividend rate                                     0.00%           0.00%
Expected volatility                                18%             n/a


     New Accounting Pronouncements - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 b ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability
(or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principles for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. The Company has adopted SFAS No. 150.

    In December 2003, the FASB revised SFAS No. 132, Employers' Disclosures about Pensions and Other Post-Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

NOTE 4 - CONVERTIBLE DEBENTURES:

     Between September and October 2003, the Company issued to six accredited investors $230,000 of convertible debentures which mature between May and October 2004 bearing interest at 8% per annum. The debentures entitle the holders to convert the debt into common stock at a rate of one share for each $0.30 principal amount plus any outstanding accrued interest. In conjunction with this transaction, the Company issued warrants to the six investors, to purchase a total of 1,165,000 shares of the Company's common stock for $0.30-$0.32 per share, expiring in five years. The warrants vested immediately.

     As of May 31,2004 the debenture due in May had not been paid.

     The value attributed to the warrants issued along with the debenture transactions above, totaling $138,000, has been charged to interest expense. Page 10-

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            May 31, 2004

      During the quarter ended May 31,2004 warrants for the purchase of 1,024,030 shares of the Company's common stock expired unexercised.

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

          In April 2004, the Company issued warrants to eight individuals to purchase a total of 100,000 and 20,000 shares of the Company's common stock for $0.50 and $0.35 per share respectively, expiring in five years. The warrants vested immediately.


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

Page-11
                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)

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

COMPARISON NINE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003

Sales of $385,875 for the nine months ended May 31, 2004 represented an increase of 33% from the $290,379 for the comparable nine-month period of the prior year. Cost of goods sold during the same periods decreased from $149,410 to $128,339 resulting in a gross profit of $257,536 compared to $140,969 in the prior year. Selling, general and administrative expenses for the nine months ended May 31, 2004 were $881,112, and $824,721 for the similar period of the prior year. The most significant changes were increases in repricing of warrants, commissions and testing of $44,000, $50,523 and $15,392 respectively and decreases in professional fees and payroll taxes of $41,787 and $12,471.

COMPARISON THREE MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003

Sales of $252,332 for the three months ended May 31,2004 represented an increase of 146% from the $102,526 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased 12% from $60,986 to $68,473 resulting in a gross profit of $183,859 compared to $41,540 in the prior period. Selling, general and administrative expenses for the three months ended May 31, 2004 were $319,318, which represented an increase of 21% from the $263,728 for the similar period of the prior year. The most significant changes were increases of approximately $50,000 in commissions and deferred officers salaries of approximately %36,000, and decreases in payroll taxes of $6696 and $9526 in professional fees.

During the nine months ended May 31,2004 and 2003 the Company realized approximately $43,000 and $180,000, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2004 the Company had cash balances of $765. In order to fund continuing operations during the nine months ended on that date the Company issued to six accredited investors $230,000 worth of convertible debentures which mature between May and October 2004 bearing interest at 8% per annum. The debentures entitle the holders to convert the debt into common stock at a rate of one share for each $0.30 principal amount plus any outstanding accrued interest.

As of May 31,2004 the debenture due in May had not been paid.


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

Page-12


                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)


warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see the notes to our financial statements.

STOCK BASED COMPENSATION

The Company follows the intrinsic value method of Accounting Principles
Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options because, in the opinion of management, Financial Accounting
Standards Board Statement No. 123, Accounting for Stock-Based Compensation "(FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures.

We have recorded no compensation expense for stock options and warrants granted to employees during the three or nine months ended May 31, 2004.
In accordance with FAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions as disclosed in the footnotes to this Form 10QSB. If we applied the recognition provisions of FAS 123 using the Black-Scholes option pricing model, the net income (loss) would increase by $459,513.The pro-forma stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation recorded.

Page-13

                        NOFIRE TECHNOLOGIES, INC.
                      (A Development Stage Company)




GOING CONCERN

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended August 31, 2003 and 2002 and has incurred substantial losses since inception. Those conditions raise substantial doubt about the ability to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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


No reports on Form 8-K were filed during the quarter ended May 31,2004.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2004            NoFire Technologies, Inc.


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
Page 15


   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I indicated in this quarterly report that there were no significant changes in internal controls or in other factors that could significantly affect internal control subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 13,2004                           /s/Sam Oolie
                                              -------------
--------------
                                              Sam Oolie,

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
Page 17


   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 13,2004                     /s/ SamuelGottfreid
                                       ---------------------
                                          Samuel Gottfreid
                                       --------------------
                                    Chief Executive Officer





                               Page 18




CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the Company), does hereby certify, to the best of such officer's knowledge and belief, that:

  The Quarterly Report on Form 10-QSB for the Quarter ended May 31,
  2004 of the Company fully complies with the requirements of section 13
  (a) or 15 (d) of the Securities Exchange Act of 1934: and

The information contained in the Form 10-QSB fairly presents in all material respect the financial condition and results of operations of the Company.

Dated: July 13, 2004                          /s/ Samuel Gottfreid
                                                  -------------------
                                              Chief Executive Officer


Dated: July 13, 2004                            /s/ Sam Oolie
                                             -----------------------
                                             Chief Financial Officer































EXHIBIT 1