Form 10-K
period 2004-08-31
NOFIRE TECHNOLOGIES INC
filed 2004-12-15
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended August 31, 2004

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

                             YES     NO X


Check if there is no disclosure of delinquent filers contained in this form in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]


Issuer's revenues for its fiscal year ended August 31,2004  $   488,282


Aggregate market value of the voting stock held by          $ 3,363,705
non-affiliates as of November 22, 2004


Number of shares of common stock outstanding as of as of
November 22, 2004                                            31,991,748


Documents incorporated by reference:

                                 NONE


Transitional small business disclosure format.

                             YES___  NO X

                                PART I

Item 1.  DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY; REORGANIZATION

NoFire Technologies, Inc. ("NoFire" or the "Company") is engaged in the development, manufacture and marketing of fire retardant, intumescent products. The Company was organized under the laws of the State of Delaware on July 13, 1987.

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

The Company also has obtained United States Patents on certain applications:

     No. 5,985,385 - Fire and Heat Protection Wrap for Conduits, Cable
        Trays, Other Electrical Transmission Lines and Gas and Oil Pipelines, issued November 16, 1999
     No. 6,048,805 - Fire, Heat and Back Draft Protection Shield for
        Firefighters, issued April 11, 2000
     No. 6,074,714 - Fire and Heat Protection Wrap for Structural Steel
        Columns, Beams and Open Web Joists, issued June 13, 2000
     No. 6,114,003 - Insulation Blanket Having an Inner Metal Core Air
        Cell and Adjoining Outer Insulation Layers, issued September 5,
        2000
     No. 6,510,807 ? Pre-Fabricated Fireproof Bulkhead with Special
        Interlocking Joints for a ship, issued January 28, 2003.

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


MARKETING/DISTRIBUTION

The Company markets its products using several different methods, depending upon the applications, industry, product, or territory being targeted. These methods include: direct marketing; use of independent agents/distributors; and exclusive and nonexclusive licensing arrangements. Because the Company has limited resources, it relies primarily upon independent parties to market and distribute its products.
In the past two fiscal years the Company has added distributors for California, Hawaii, the South, Southwest and Middle Atlantic States, as well as Europe, the Middle East, India, Korea, China, South East Asia, Ghana and West Africa, Malaysia and Singapore, and Australia and Mexico.

COMPETITION

There are many types of fire retardant products in general use today for many different applications. In addition to intumescent products, ablative, insulative and cementitious products are used, depending on the particular application, severity of fire retardant requirements, weight, space restrictions, and cost. Competition for the NoFire products may include all of these types of fire retardants and will depend on the particular application targeted. Typically, each application has a product or fire retardant technique of choice, which is usually the least expensive fire protection that meets the necessary requirements. Among the Company's primary competitors (products) are: W.R. Grace & Co. (Monocote); Carboline Company (Pyrocrete, Pyrolite, Nullifire);
U.S. Gypsum (gypsum board); Stanchem Manufacturing (Albiclad); A/D Fireproofing (A/D Firefilm); PPG Industries (PittChar); DuPont (Nextel); Textron, Inc. (Chartek); Minerals Technology, Inc. (Firex); Herbert Co.(Unitherm); and various wood coatings manufactured by Albi, American Vamag, 3M, and DuPont. Such products may have a competitive advantage over the NoFire products because they either have an established share of the market, are well publicized and recognized, and/or are manufactured by companies having far greater resources than the Company.
                                  Page 5


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


MAJOR CUSTOMERS

The Company's three largest customers during the most recent fiscal year represented 29.4%, 6.4% and 6.1% of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.


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

Various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and IEEE
383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754(18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy's Qualified Product List (QPL), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organization?s SOLAS codes by the U.S. Coast Guard and four of the world?s major ship registries, and were approved by Det Norske Veritas for distribution in the European Community (EC). The Company also has state and city approvals such as the states of California and Rhode Island and a MEA (Material Equipment Acceptance) from the city of New York.
                                   Page 6



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

EMPLOYEES

As of November 22, 2004, the Company had seven employees, six of whom were full-time employees.


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


                            Page 7


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

                          2003-2004             2002-2003
     Quarter Ended      High      Low         High      Low
     -------------      ----      ---         ----      ---
     November 29      $0.27      $0.27          $0.40     $0.31
     February 28      $0.30      $0.30          $0.33     $0.20
     May 30           $0.15      $0.14          $0.26     $0.12
     August 31        $0.12      $0.12          $0.30     $0.24

     (b) HOLDERS
As of November 22, 2004 there were approximately 287 holders of record of the Company's outstanding Common Stock.

     (c) DIVIDENDS
The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its operations. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

         RECENT SALES OF UNREGISTERED SECURITIES
     The following table sets forth information regarding sales or issuances of our securities without registration under the Securities Act 0f 1933 as Amended during the two years ended August 31,2004. All sales were made solely to accredited investors, without a broker, and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 under Regulation D.
                                Conversion
                                  Price
Date        Title     Number    Cash Price     Notes
 6/03       common    166,667     0.33
 8/04       common    675.000     0.14         (1)

(1)      Issued in conjunction with a conversion of 8% Convertible Bonds.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company continues product development and application testing. As a result of these activities, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications Page 8 have been filed resulting in the issuance of six patents since August 1995, and two applications awaiting action by the U.S. Patent Office referred to in Item 1 - Business of the Company.
Marketing efforts to develop new applications and establish new customers were continued in fiscal 2004. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2005 and beyond.

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

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2002, the Company sold to an accredited investor a note for $150,000. The note bears interest at a rate of 8% per annem, was due no later than January 31, 2002 and was secured by the assignment of the proceeds of an additional sale of the Company?s New Jersey Net Operating Loss Carry Forward. $90,000 was repaid during the year. The terms were modified, and the $60,000 balance now has no specific maturity date and no specific security. In connection with the issuance of the note, five-year warrants were granted for 100,000 shares of common stock at an exercise price of $0.20 per share.

In fiscal 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000,representing interest, due no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 50,000 shares of the Company's common stock at an exercise price of $0.25 per share. Accordingly the note has been discounted to reflect the issuance of the warrants. As of the present date, the note has not been paid.
Page 9


Also in fiscal 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% per annem and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from the sale of the Company?s New Jersey Net Operating Loss CarryForward. The final amount due of approximately $25,765 was paid in December 2004. The Company also granted, to the accredited investor, a warrant for the purchase of 100,000 shares of the Company?s common stock at an exercise price of $0.20 per share. Accordingly, the note has been discounted to reflectthe issuance of the warrants. In July 2003, 50,000 shares of the Company's Common stock was issued to this investor. The value of the shares issued was charged to interest expense.

Also during the fiscal year, the Company received $88,811 from a stockholder, in exchange for a note bearing interest at 6.00% per annem and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company?s patents. The proceeds were used to pay the severance and social security taxes owed to Admiral Retz.

          On August 20, 2003, the Company issued, to an accredited investor, a $200,000 convertible debenture which matures on February 28, 2004, bearing interest at 8% per annem. The debenture entitles the holder, on or before February 28, 2004, to convert the debt into common stock at a rate of one share for each $0.226 principal amount plus any outstanding accrued interest.
The debenture contains a beneficial conversion feature, as the conversion price was less than the fair value of the common stock at the date of issuance.

     In September 2003, as part of this transaction, the Company issued 100,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company?s common stock at $0.30 per share to this accredited investor. The warrants vested immediately. The value attributed to these transactions and the beneficial conversion feature, totaling $160,000, had been charged to interest expense.

     In August 2004 the above debenture was reissued in the amount of $220,180 which included interest to date. The debenture entitles the holder, on or before February 17, 2005, to convert the debt into common stock at a rate of one share for each $0.14 principal amount plus any outstanding accrued interest. The reissued debenture contains no beneficial conversion feature since the stock was quoted at $0.14 on that date.


During the year, the officers deferred an additional $348,978 of their salaries

Also in fiscal 2003, $180,557 was obtained through an additional sale of a portion of the Company?s New Jersey Operating Loss Carry Forward under a program sponsored by that state.
Page 10



Because of limited cash resources, the Company has deferred payment of $1,153,426 from the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of the delinquent amount, $775,395 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering.

There is no assurance that revenues from sales, and/or financing efforts described above will be sufficient to fund the Company's cash requirements in the future.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2004 AND 2003

Sales of $488,282 represented an increase of $60,498 or 14.2% from the $427,784 in the prior year.

The net loss of $3,783,704 for fiscal year 2004 was $2,676,281 or 242% greater than the net loss of $1,107,418 in the prior year.

General and administrative expenses of $1,211,660 in fiscal year 2004 were $56,151 or 0.5% less than the prior year.

The $2,612,110 increase in interest expense resulted mainly from an amount charged for the value of warrants issued to officers and directors in conjunction with the debt conversion on August 30, 2004.

During the fiscal years 2003 and 2004, the Company realized approximately $180,000 and $43,000 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 1 to our financial statements.

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

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the least two years ended August 31, 2004 and 2003. The Company lacks sufficient capital to pay their debts timely. Those conditions raise substantial doubt about the abilities to continue as a going concern.
The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accounting for Stock Based Compensation

We have adopted Statement of Financial Accounting Standard No. 123,
"Accounting for Stock-Based Compensation"("SFAS 123"). As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or warrants granted to employees and directors for services rendered or warrants issued in connection with debt.






Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal year ended August 31, 2004, together with the report thereon by the Company's independent auditors, Radin, Glass & Co. LLP are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.

The statement of operations, cash flows and stockholders' equity (deficiency) for the year ended August 31, 2003 has been presented as unaudited due to an outstanding audit fee due to the previous auditors. The previous auditing firm has neither reviewed this filing nor consented to the inclusion of the report previously issued. At such time as the outstanding audit fee is resolved, the Company will seek to have the previous auditors consent to the inclusion of their report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.


Our previous accountants resigned as the principal independent accountant effective April 12 2004. They were engaged as the principal accountant in July 1995.Since that time, they have reviewed all of the our financial statements.

In April, 2004 the Company engaged Radin Glass and Co. LLP as its independent accountant.

  The decision to change accountants was approved by the Board of Directors of the Registrant.

 During the fiscal year August 31,2003, and the subsequent interim period through the date of resignation, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.


Item 8A.  CONTROLS AND PROCEDURES

         Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act"), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                              MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:

Name                         Age        Position

Samuel Gottfried              58        Director, Chief
                                        Executive Officer,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Sam Oolie                     68        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer,
                                        Chief Financial Officer
                                        and Treasurer

Bernard J. Koster             71        Director

Gerald H. Litwin              62       Director

Alphonso Margino              66        Vice President
                                        and Secretary

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

Sam Oolie
     Mr. Oolie has served as a Director of the Company since September, 1993, as Chairman of the Board and Chief Operating Officer and Chief Financial Officer since August 16, 1995. He was Chief Executive Officer from August 16, 1995 to July 26, 1999. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privately owned investment company. Mr. Oolie also serves as a Director of Comverse Technology, Inc., a manufacturer of voice storage and forwarding systems and message management computer services, since May 1985; and NCT Group, Inc., a company that develops and manufactures electronic noise cancellation devices and internet browsing speed enhancement, since April 1987.
Page 14


Samuel Gottfried
     Dr. Gottfried was named a director of the Company and appointed President of its fire retardant products subsidiaries in August 1991.
He was appointed Interim Chairman of the Board and Chief Executive
Officer on August 14, 1992 until August 15, 1995. On August 16, 1995 he was elected President, Chief Technical Officer and Assistant Treasurer of the Company. On January 1, 2003 he was elected Chief Executive Officer. Dr. Gottfried holds a doctorate in electrical engineering from New York University and a Ph.D. in electrophysics from the Polytechnic Institute of New York.

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

The Board of Directors of the Company has established an Executive Committee (Dr. Gottfried, Mr. Oolie), an Audit Committee (Mr. Litwin and Mr. Koster), and a Compensation Committee (Mr. Koster,
Mr. Litwin and Mr. Oolie).
Page 15



Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2004, 2003, and 2002, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.


                         SUMMARY COMPENSATION TABLE

                 For the Years Ended August 31, 2004, 2003, and 2002

Name and               Year Ended   Salary  Salary       Options  All other
Principal Position     August 31    Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------

Samuel Gottfried          2004     $ 49,217  $144,837     (4)(5)    None
Chief Executive Officer   2003     $ 43,168   $99,759     (3)       None
from January 1, 2003      2002     $ 88,379   $79,541     (3)       None
and Chief Technical
Officer And Assistant
Treasurer from August 16,
1995



Sam Oolie                 2004     $ 44,591  $145,433    (4)(5)     None
Chairman of the Board,    2002     $ 30,668  $101,530     (3)       None
Chief Operating Officer 2002 $ 56,501 $97,600 None None And Chief Executive Officer until July 26, 1999, and
Chief Financial Officer
Since January 2, 2003


William A. Retz           2004        None   None         (2)     $25,000
Chief Executive Officer   2002     $ 19,038  $ 38,076     (3)    $113,811
from September 1, 2000    2002     $ 67,448  $103,323     (3)       None
until January 2, 2003

Alfonso Margino           2004      $24,087   $58,708     (4)     None
Vice President and        2003      $21,585   $51,740     (3)     None
Secretary since           2002      $42,563   $34,867     (3)     None
June 15, 1998

Note (1) Amounts shown as salary deferred are payable when revenues or financings permit payment as determined by the Board of Directors.

Note  (2) Consulting agreement as discussed below.

Note (3) On September 5, 2000 the Company?s Executive Committee authorized the issuance of a five-year warrant to Dr. Gottfried for 278,000 shares at an exercise price of $0.50 per share. This warrant became fully vested on September 5, 2001. On November 5, 2001, a five-year warrant was issued to Radm. Retz for 100,000 shares at an exercise price of $0.35 per share with immediate vesting. On November 5, 2001, expiring warrants were replaced with new five-year warrants at an exercise price of $0.35 per share to the following officers: Mr. Oolie, 300,000; Dr. Gottfried, 160,000; and Mr. Margino, 100,000. The replacement options were immediately vested. On July 22, 2003, seven-year warrants were issued at an exercise price of $0.30 per share to the following officers: Mr. Oolie, 725,000; Dr. Gottfried, 500,000; and Mr. Margino, 250,000. In conjunction with a debt conversion agreement all of the above warrants have been cancelled as of August 30, 2004. (see note 4 below)

Note (4) On August 30, 2004 the Company entered into conversion of debt agreement whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock.

In addition warrants were issued at the rate of 3 times the number of shares. These warrants cannot be exercised until such time as the Company increases the authorized number of common stock shares. Therefore they are not included in Item 11 as shares beneficially owned.

On August 30,2004 The officers and directors returned 8,305,460 previously Issued warrants as part of the transaction.

Note (5) In January 2004 the board of directors authorized an increase in compensation to Dr. Gottfried and Mr. Oolie. The new compensation beginning 1/1/04 is $213,00 annually for each of them.


In February 2003 the Company entered into a consulting agreement with Admiral Retz for the period of one year, whereby he was to receive $3,000 per month from February 1, 2003 to July 31, 2003 and $5,000 per month from August 1, 2003 to January 31, 2004. In conjunction with this agreement the Company accelerated the vesting of warrants to purchase 100,000 shares of the Company?s common stock at $0.5625 per share. Accordingly, $25,000 has been charged to consulting expense for the period.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth as of November 22, 2004 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address           Shares Beneficially      Approximate
Beneficial Owner           Owned (1)                Percent of Class (2)
----------------           -------------------      --------------------

Sam Oolie                        4,698,496                 14.7%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 4,064,952                 12.7%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                  1,388,000                 4.3%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  184,713                  0.6%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                  1,867,900                 5.8%
Two University Plaza
Hackensack, NJ  07601

Robert Downey  (3)               1,249,692                  3.4%
755 Park Avenue
New York, NY  10021

NF Partners  (3)                10,364,118                 28.7%
667 Madison Avenue
New York, NY  10021

All officers and directors      12,204,061                 38.1%
as a group (five persons)

* Excludes warrants issued but not exercisable until new authorization of common stock is completed.

Note (1) Shares Beneficially Owned includes fully vested warrants in the following amounts: Downey 410,448; and NF Partners 3,643,875.

Note (2) As of November 22, 2004, there were 31,991,748 shares of Common Stock issued and outstanding. Percentage of Class for all officers and directors as a group is computed on 31,991,748 shares which excludes 1,181,066 shares of common stock that cannot be converted until certain income goals are met. Percentage of class for Robert Downey and NF Partners is computed on outstanding common stock in the amount of 36,046,071.

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

COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2004 the Company believes that no director or officer of the Company or beneficial owner of more than 10% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of loans made to fund the Company's operations during its trusteeship under a Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,137 to Mr. Oolie, and $10,918 to Mr. Koster. No payment has been made to Mr. Oolie which is included in the Company's liability for settled claims. Mr. Koster converted his claim into a convertible debenture on August 30, 2004. (see below)

On August 30, 2004 the Company entered into conversion of debt agreement whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock.
In addition warrants were issued at the rate of 3 times the number of shares. These warrants cannot be exercised until such time as the Company increases the authorized number of common stock shares. Therefore they are Page 19 not included in Item 11 as shares beneficially owned.

A schedule of the conversion is shown below:
Name                  Debt Converted        Shares        Warrants
---------              ---------------    ------------  -------------
Sam Oolie            $ 539,000            3,850,000     11,550,000
Samuel Gottfried       498,000            3,557,142     10,671,426
Alfonso Margino        275,000            1,964,285      5,892,855
Gerald Litwin          258,000            1,842,857      5,528,571
Bernard Koster          15,292              109,228        327,684

On November 1, 2004 a portion of the above was converted to common stock (see note of subsequent events in financial statements.)

On November 5, 2001, five-year warrants were granted to replace expiring warrants to the following officers and directors: Mr. Oolie, 300,000 shares, Dr. Gottfried, 160,000 shares, Mr. Margino, 100,000 shares, Mr. Litwin, 100,000 shares and Mr. Koster, 25,000 shares. The replacement warrants have an exercise price of $0.30 per share and are fully vested. On December 11, 2001, warrants were granted to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company's Common Stock at a price of $0.40 per share. On July 22, 2003 seven-year warrants were granted to the following officers and directors: Mr. Oolie 725,000, Dr. Gottfried 500,000,, Mr. Margino 250,000, and Mr. Koster 25,000. The warrants have an exercise price of $0.30 per share. On August 30, 2004 all of the above warrants were cancelled as part of the convertible debentures issued
(see above)

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A., and provides certain legal services to the Company. At August 31,2004, the Company was obligated to that firm in the amount of $150,670, which includes fees for legal services rendered during the pendency of the Company's bankruptcy reorganization proceedings. Interest had been accrued on unpaid balances since fiscal 1997. Expenses of fiscal 2004 were $17,461 for legal services, and in fiscal 2003, $ 44,091 in fees and $62,446 in interest charges. In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof. In July 2003, the Company issued warrants to Mr. Litwin to purchase a total of 700,000 shares of the Company's common stock for $0.30 per share, expiring in seven years, in settlement of interest owed to Litwin & Tierman. The warrants vested immediately. In August 2004, as part of the issuance of the convertible debenture, these warrants were cancelled.

During three fiscal years ended 2004, the officers deferred a total of $814,015 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $79,973 at August 30, 2004. The accrued salaries and interest were converted to a debenture on August 30,2004 (see above)
Page 20


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Report of Independent Registered Public Accounting Firm  F-2



    Financial Statements:

      Balance Sheet as of August 31, 2004                    F-3

      Statements of Operations for the Years
        Ended August 31, 2004 and 2003 (unaudited)           F-4

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the years ended August 31,2004
         and 2003 (unaudited)                                F-5

      Statements of Cash Flows for the Years
        Ended August 31, 2004 and 2003 (unaudited) and       F-6

      Notes to Financial Statements                      F-7 to F-18

2.  EXHIBITS

     Sarbanes-Oxley Act Section 906 Certification        Exhibit 1

3.  REPORTS ON FORM 8-K

     None

 ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed and unbilled for the fiscal year ended August 31, 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately$ 18,627.

AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal year ended August 31, 2004 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $ .0.
Page 21



TAX AND OTHER FEES

         There aggregate fees billed for the fiscal years ended
August 31, 2004 and 2003 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $ 6,000.

APPROVAL OF NON-AUDIT SERVICES AND FEES

         We did not have independent directors or an audit committee during fiscal 2004 or 2003. We plan to form an Audit Committee consisting solely of independent directors and, consistent with SEC policies and guidelines regarding audit independence, the Audit Committee will responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.


Page-22





                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: December 14, 2004                 By: /s/ Sam Gottfried
                                        ------------------------
                                        Sam Gottfried,
                                        Chief Executive Officer



Date: December 14, 2004                By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie
                                        Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                December 14, 2004
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               December 14, 2004
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               December 14, 2004
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               December 14, 2004
Sam Oolie, Director

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,is made known to us by others within the Company particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date: December 14, 2004                       /s/ Sam Oolie
                                              ---------------------------
                                              Sam Oolie,
                                              Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the Company, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Date: December 14, 2004                       /s/ Samuel Gottfried
                                              ------------------------
                                              Samuel Gottfried
                                              Chief Executive Officer

                 INDEX TO FINANCIAL STATEMENTS





                                                               Page
                                                              ------

Report of Independent Registered Public Accounting Firm      F-2

Financial Statements:

     Balance sheet at August 31, 2004                        F-3

     Statements of operations for the years ended
      August 31, 2004 and 2003 (unaudited)                   F-4

     Statements of changes in stockholders' equity
      (deficiency) for years ended August 31,2004
       and 2003 (unaudited)                                  F-5


     Statements of cash flows for the years ended
      August 31, 2004 and 2003 (unaudited)                   F-6

     Notes to financial statements                         F-7 to F-18






















F-1



Report of Independent Registered Public Accounting Firm
Board of Directors
NoFire Technologies, Inc.

We have audited the accompanying balance sheet of NoFire Technologies, Inc. as of August 31, 2004 and the related statements of operations, changes in stockholder's equity (deficiency) and cash flows for the year ended
August 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respect, the financial position of NoFire Technologies, Inc. as of August 31, 2004, and the result of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations since inception and at August 31, 2004 had a stockholder's deficiency of $4,327,609 a working capital deficiency of $2,751,602. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Radin, Glass & Co., LLP
Certified Public Accountants
New York, New York
November 17, 2004
F-2


NOFIRE TECHNOLOGIES, INC.

BALANCE SHEET
AUGUST 31, 2004

                            ASSETS

CURRENT ASSETS:
   Cash                                            $    33,706
   Accounts Receivable - trade                          15,962
   Inventories                                          86,113
   Prepaid expenses and other current assets            12,924
                                                   -----------
      Total Current Assets                                      $  148,705

EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $36,313                                                         4,399

OTHER ASSETS:
   Patents, less accumulated amortization
     of $1,528,023                                       5,008
   Security deposits                                    24,880      29,888
                                                                ----------
                                                               $   182,992
                                                                ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Settled liabilities                             $ 1,153,426
   Accounts payable and accrued expenses               481,234
   Loans and advances payable to stockholders           29,071
   Deferred salaries                                   504,195
   Loans payable                                       250,173
   Convertible debenture 8%                            482,208
                                                    ----------
      Total Current Liabilities                                  2,900,307

LONG TERM LIABILITY
   Convertible debenture 8%                                      1,610,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock $.20 par value:
   Authorized - 50,000,000 shares
     Issued, to be issued, and outstanding-
     21,744,019                                       4,348,804
   Capital in excess of par value                     6,774,313
   Accumulated Deficit                              (15,450,726)
                                                     ----------
      Total Stockholders' Equity (Deficiency)                   (4,327,609)
                                                                ----------
                                                               $   182,992
                                                                  =========
             See accompanying notes to financial statements
                               F-3

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                    Year Ended August 31,
                                      2004        2003
            (Unaudited)
                                 ----------     ----------
NET SALES                       $   488,282    $   427,784
                                 ----------     ----------
COSTS AND EXPENSES:
   Cost of sales                    159,933        228,689
   General and administrative     1,211,660      1,155,509
   Write-down of inventory          12,000           -
                                 ----------     ----------
                                  1,371,593      1,384,198
                                 ----------     ----------
LOSS FROM OPERATIONS              ( 883,311)     ( 956,414)
                                 ----------     ----------
OTHER EXPENSES (INCOME):
   Interest expense               2,943,971        331,861
   Interest income                     (288)          (300)

                                 ----------     ----------
                                  2,943,683        331,561
                                 ----------     ----------

LOSS BEFORE INCOME TAXES         (3,826,994)    (1,287,975)
DEFERRED INCOME TAX BENEFIT          43,290        180,557
                                 ----------     --------
NET LOSS                       $ (3,783,704)   $(1,107,418)
                                 ==========     =========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING             21,010,942     20,664,834
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $      (.18)   $      (.05)
                                 ==========     ==========

             See accompanying notes to financial statements

                                     F-4



NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

STATMENTS OF CHANGES IN STOCKHOLDERS? EQUITY (DEFICIENCY)


                                              Common Stock
                                        ------------------------   Capital
                                        Number of                 in Excess  Accumulated
                                          Shares       Amount   of Par Value  (Deficit)       Total
                                        ----------   ----------   --------  -----------     ---------

BALANCES, AUGUST 31, 2002               20,627,530   $4,125,506    $3,352,919 $(10,559,604) $(3,081,179)
YEAR ENDED AUGUST 31, 2003 (unaudited)
   Issuance of common stock under
     private placement at $.30
     per share                             166,667        33,333       16,667
   Cancellation of issued common
     stock never claimed                    (5,178)       (1,035)       1,035
   Repricing of warrants                                              (44,000)
   Value of warrants issued
     connection with short-term loan
     treated as a discount on the loan                                 25,297
   Value of warrants issued for
     forgiveness of accrued interest                                  479,839
   Value attributed to acceleration of
     vesting of warrants for consulting
     services                                                          25,000
   Value of discount on convertible
     Debentures charged to interest expense 100,000        20,000     140,000
   Issuance of common stock in connection
      with past due loan, charged to
      interest expense                      50,000         10,000       4,000
   Net loss                                                                    (1,107,418)
                                        ----------    ----------    ---------- ----------- ----------
BALANCES, AUGUST 31,2003 (unaudited)    20,939,019     $4,187,804  $4,000,757 $(11,667,022) $(3,478,461)
YEAR ENDED AUGUST 31,2004
   Value of discount on convertible
     Debenture charged to interest expense                            138,000
   Issuance of common stock under
     private placement at $.15 per share   100,000        20,000        4,500
   Conversion of debt for stock
     at $.14 per share                     675,000       135,000      (59,000)
   Issuance of common stock in connection
     with services rendered                 30,000         6,000       (6,000)
   Value of warrants issued in connection
     with conversion of debt, issuance
     of convertible debentures and services                                    2,696,056
   Net loss                                                                   (3,783,704)
                                         ----------    -----------  ----------- ---------- ----------
                                       $ 21,744,019    $4,348,804  $6,774,013 $(15,450,726)$(4,327,609)
                                         ==========    ==========  ==========  ===========  =========



F-5



NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

                                             Year Ended August 31,
2004 2003
                                                          (Unaudited)
                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (3,783,704)  $(1,107,418)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization               7,106,         8,933
     Amortization of interest expense for
       discount on note payable                                25,297
     Amortization of interest expense for
       discount on convertible debentures        77,500       160,000
     Warrants issued for services and debt    2,687,056
     Common Stock issued as interest on
       past due loan payable                                   14,000
     Warrants issued for consulting services      9,000        25,000
     Repricing of warrants                                   ( 44,000)
     Accounts receivable - trade                 43,391       (33,267)
     Inventories                                (32,046)       84,218
     Prepaid expenses                            33,823         5,472
     Accounts payable and accrued
        expenses                                (63,845)      287,670
     Security deposits                            5,501           -
     Deferred salaries and interest             482,744       291,104
     Obligation from discontinued
        operations                             -              -
                                            ----------     ----------
            Net cash flows used by
             operating activities              (533,474)     (282,991)
                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on settled
   liabilities                                 (15,292)       (9,714)
 Proceeds from issuance of common
   stock, net of related expenses              161,000        50,000
 Net proceeds from short-term loans            (43,290)      233,463
 Loans and advances received from
   stockholders                                  12,601        5,920
 Proceeds from issuance of
   convertible debentures                      255,000       200,000
                                            ----------     ----------
            Net cash flows from
             financing activities              370,019       479,669
                                   ----------     ----------
NET CHANGE IN CASH                            (163,455)      196,678

CASH AT BEGINNING OF YEAR                      197,161        44,412
                                            ----------     ----------
CASH AT END OF YEAR                         $   33,706     $     483
                                             ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $    7,235      $   8,364
                                            ==========     ==========
  Income taxes paid (benefit)              $  (43,290)   $  (180,557)
                                            ==========     ==========
NON-CASH FINANCING ACTIVITIES:
  Warrants issued in settlement
    of accrued interest                    $   -            $479,839
                                            ===========     ==========
  Convertible debentures issued for
    deferred salaries and payables         $ 1,610,294       $     -
                                            ==========     ==========

  Common stock issued in exchange
    for services                           $  30,000      $      -
                                            ==========     ==========

             See accompanying notes to financial statements
F-6




NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:
    Nature of the Business - The Company manufactures and markets intumescent fire retardant products, throughout the world.

    Going Concern-   The Company's financial statements have been presented
on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, obtaining additional financing or receiving additional capital. This raises substantial doubt about the Company?s ability to continue as a going concern.

     On August 11, 1995, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a plan of reorganization (the ?Plan?). As of August 11, 1995, in accordance with AICPA Statement of Position 90-7 ?Financial Reporting by Entities in Reorganization Under the Bankruptcy Code? (SOP 90-7), the Company adopted ?fresh start reporting? and implemented the effects of such adoption in its balance sheet as of August 31, 1995.

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

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.
F-7

    Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $1743 and $2,324 for of the years ended August 31, 2004 and 2003, respectively.

    Intangible Assets - Patents are amortized on a straight-line basis over 5 years. Amortization expense was $4,956 and $6,609 for the years ended August 31, 2004and 2003, respectively.

    Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation and net operating loss carry forwards.

    Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2004:

        Cash Concentrations - The Company maintains a cash balance with a financial institution which at some times may exceed federally insured limits.

        Accounts Receivable - The Company grants unsecured credit to virtually all of its customers with three customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited

F-8

NOFIRE TECHNOLOGIES, INC
  NOTES TO FINANCIAL STATEMENTS

     Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were approximately $7,800 and $15,000 for the years ended August 31, 2004 and August 31, 2003, respectively.

     Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of warrants outstanding is not included since it would be anti-dilutive.

     Equity Based Compensation- The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, ?Accounting for Stock Issued to Employees? (APB 25) and related interpretations in accounting for its employee stock options because, in the opinion of management, Financial Accounting


     Standards Board Statement No. 123, Accounting for Stock-Based Compensation ?(FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting standards Board Statement No. 148, ?Accounting for Stock-Based Compensation Transition and Disclosure ? (FAS 148).

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, were applied, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:


                                       Year ended
                                       August  31,
                                    2004             2003

Net loss available to common      (3,783,704)     $(1,107,418)
Shareholders, as reported
Deduct: Stock-based compensation,
Net of tax                        $ (459,513)      $ (566,000)
Net loss available to common        -------        -----------
Shareholders, pro-forma          $ (4,243,217)    $(1,673,418)

Basic earnings per share
     As reported                  $ (0.18)         $  (0.05)
     Pro-forma                    $ (0.20)         $  (0.08)



The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the years ended August 31, 2004 and 2003.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
 F-9

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT

                                       For the Year  ended August 31,
2004 2003

Risk free interest rate                        4.00%              5.00%
Expected life                                  5 yrs              5 yrs
Dividend rate                                  0.0%               0.0%
Expected volatility                            44%               232%

     New Accounting Pronouncements - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 b (?SFAS No. 150?), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability
(or an asset in some circumstances) because that financial instrument embodies \ an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after
June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before
the issuance date of SFAS No. 150 and still   existing at the beginning of
the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. The Company has adopted SFAS No. 150.

    In December 2003, the FASB revised SFAS No. 132 Employers? Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact the Company?s our results of operations, financial position or disclosures.

      In November 2004, the FASB issued FASB No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.


F-10


NOFIRE TECHNOLOGIES INC
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES:

   Inventories, net of reserves, at August 31, 2004 consisted of the following:

               Testing material   $  5,000
               Raw material       $ 49,399
               Finished goods       31,714
                                  --------
                                  $ 86,113
                                  ========

NOTE 3 - SETTLED CLAIMS:
     Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2004, settled liabilities payable totaled $1,153,426.

     The claims settled were payable by the Company through September 27, 1999 and during the year ended August 31, 2004, the Company converted approximately $15,292 into an 8% convertible debenture.

     The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1996 through 1999 in the gross amount of approximately $1,153,426. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

     Accounts payable and accrued expenses consist of the following:

               Legal fees                       $167,835
               Commissions                        18,501
               Interest                           66,244
               Payroll and payroll taxes          19,623
               Accounts payable                  153,203
               Other                              55,828
                                              ----------
                                              $  481,234
                                               =========
NOTE 5 - LOANS PAYABLE

     In September 2001, the Company received $150,000 from an accredited investor in exchange for a note bearing interest at 8% and payable no later than January 31, 2002. $90,000 of principal was repaid during the period. The terms were modified, and the unsecured $60,000 balance now has no specific maturity date
F-11




NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

       In February 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000, representing interest no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 50,000 shares of the Company?s common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the date of this report, the note has not been paid.
   In February 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from the sale of the company?s New Jersey net operating loss. The Company also granted, to the accredited investor, a warrant for the purchase of 100,000 shares of the Company?s common stock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. In July 2003, 50,000 shares of the Company?s common stock were issued to this investor. The value of the shares issued was charged to interest expense.

       In March 2003 the Company received $88,811 from a stockholder, in exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company's patents.

NOTE 6 - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

     At August 31, 2004, settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $775,395,all of which are delinquent.
On August 30, 2004, the Company converted approximately $15,292 into an 8% convertible debenture.


NOTE 7 ? CONVERTIBLE DEBENTURES:

          On August 20, 2003, the Company issued, to an accredited investor, a $200,000 convertible debenture which matured on February 28, 2004, bearing interest at 8%. The debenture entitles the holder, on or before February 28, 2004, to convert the debt into common stock at a rate of one share for each $0.226 principal amount plus any outstanding accrued interest. The debenture contains a beneficial conversion feature, as the conversion price was less than the fair value of the common stock at the date of issuance.

     In September 2003, as part of this transaction, the Company issued 100,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company?s common stock at $0.30 per share to this accredited investor. The warrants vested immediately. The value attributed to these transactions and the beneficial conversion feature, totaling $160,000, has been charged to interest expense.

     In August 2004 the above debenture was reissued in the amount of $220,180 Which included interest to date. The debenture entitles the holder, on or before February 17, 2005, to convert the debt into common stock at a rate of one share for each $0.14 principal amount plus any outstanding accrued interest. The reissued debenture contains no beneficial conversion feature since the stock was quoted at $0.14 on that date.
 F-12



NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

     Between September and November 2003, the Company issued to six accredited investors $355,000 of convertible debentures which mature between May and November 2004 bearing interest at 8% per annum. The debentures entitle the holders to convert the debt into common stock at a rate of one share for each $0.14 principal amount plus any outstanding accrued interest. In conjunction with this transaction, the Company issued warrants to the six investors, to purchase a total of 1,165,000 shares of the Company?s common stock for $0.30-$0.32 per share, expiring in five years. The warrants vested immediately.

     The value attributed to the warrants issued along with the debenture transactions above, totaling $138,000, has been charged to interest expense.

          In August 2004 a $100,000 debenture was reissued in the amount of $107,028 which included interest to date. The debenture entitles the holder, on or before February 17, 2005, to convert the debt into common stock at a rate of one share for each $0.14 principal amount plus any outstanding accrued interest. The reissued debenture contains no beneficial conversion feature since the stock was quoted at $0.14 on that date.

         In August 2004 two debentures totaling $100,000 were converted into common stock at the rate of 1 share for each $0.14.



F-13

NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

On August 30, 2004 the company entered into conversion of debt agreement whereby officers and directors of the company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock. . The beneficial conversion feature related to these debentures has been valued at $2,588,056 and expensed, since predominately all of such debt was converted into equity in November 2004


In addition warrants were issued at the rate of 3 times the number of shares. These warrants cannot be exercised until such time as the company increases the authorized number of common stock shares.

On November 1, 2004 a portion of the above was converted to common stock (see subsequent events)


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

     Lease - The Company's lease of its facility expires on August 31, 2005 with total annual lease commitments of $128,880 and $135,324 for the years ending August 31, 2004 and 2005, respectively.

     Rent expense, inclusive of taxes and insurance, was approximately $125,000 and $119,000 for the years ended August 31, 2004 and 2003, respectively.

   In February 2003 the Company entered into a consulting agreement with Admiral Retz for the period of one year, whereby he will receive $3,000 per month from February 1, 2003 to July 31, 2003 and $5,000 per month from August 1, 2003 to January 31, 2004. In conjunction with this agreement the Company accelerated the vesting of warrants to purchase 100,000 shares of the Company?s common stock at $0.5625 per share. Accordingly $25,000 has been charged to consulting expense for the period.

NOTE 9 - SOURCES OF SUPPLY:

     Several components of the Company's products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company's products could be interrupted.

NOTE 10 - INCOME TAXES:

     No provision for current and deferred income taxes is required for the years ended August 31, 2004 and 2003.

     The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:
                                              2003           2002
                                           ---------      ---------
          Tax at statutory rate          $ 1,287,000    $ 377,000
          Permanent and other items       (1,090,000)     (66,000)
          State income tax, net of federal
            income tax benefit                32,000       33,000
          Valuation allowance               (229,000)    (344,000)
                                           ---------      ---------
                                           $    -         $    -
                                           =========      =========

     As a result of the issuance of common stock pursuant to the Plan, the Company experienced a greater than 50% change of ownership as defined in Internal Revenue Code Section 382 ("Section 382"). Consequently, the Company's ability to utilize net operating losses generated prior to the effective date of the Plan is limited during the carry forward periods. F-14

NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENT

The Company has determined that the annual limitation under Internal Revenue Code Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010. Subsequent to the date of the Plan, the Company has generated approximately $8,190,000 in net operating losses.

     The significant components of the Company?s net deferred tax asset are summarized as follows:
                                                    August 31,
                                             ------------------------
                                                2004           2003
                                             ----------     ---------
          Net operating loss carry forwards  $3,190,000    $2,963,000
          Deferred compensation                 719,000       553,000
                                             ----------     ----------
                                              3,909,000     3,516,000
          Valuation allowance                 3,909,000     3,516,000
                                             ----------     ----------
                                             $     -        $     _
                                             ==========     ==========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company?s prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2004 and 2003.
     At August 31, 2004, the Company has federal and state net operating loss carry forwards for financial reporting and income tax purposes of approximately $9,085,000 and $1,180,000 respectively, which can be used to offset current and future taxable income through the year 2022.

During each of the fiscal years 2004 and 2003, the Company sold a portion of its state net operating loss carry forwards (NOL) realizing approximately $43,290 and $181,000 respectively.

NOTE 11 - MAJOR CUSTOMERS:

     Sales to three customers represented 29.4%, 6.4% and 6.1% of net sales for the year ended August 31, 2004. Sales to two customers represented
36% and 13% of net sales for the year ended August 31, 2003.

NOTE 12 - WARRANTS:

     For the years ended August 31, 2004 and 2003, a summary of the status of warrants was as follows:
                                       2004                    2003
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year 17,517,082   $0.70      19,866,150   $0.91
Granted                        44,203,345    0.17       2,737,500    0.27
Exercised                           -                        -
Cancelled/ forgiven            (8,692,619)   0.55            -
Cancelled to re-issue            (504,435)   1.41
Expired                        (7,489,705)   0.92      (5,086,568)   1.34
                               ----------   -----      ----------  -----
Outstanding, end of year       45,033,668   $0.22      17,517,082   0.70
                               ==========   =====      ==========  =====
Exercisable, end of year       45,033,668   $0.22      17,517,082   0.70
                               ==========   =====      ==========  =====


F-15



NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

     The following table summarizes warrant data as of August 31, 2003:


                                            Outstanding and exercisable

                         Number of        Weighted-       Weighted    Number
                        Outstanding    average remaining   average  exercisable
                                            life in        exercise
                                             years         price
                       ------------   ------------------ ----------- ----------


Range of exercise
prices:
$.01-$.15               36,156,249           9.28           $0.14    36,156,249
$.16-$.50                4,000,439           3.55            0.33     4,000,439
$.51-$.99                4,626,980           0.43            0.70     4,626,980
$1.00 or more              250,000           1.10            1.80       250,000
                         ------------                              ------------
                        45,033,668                                   45,033,668

Although there are 45,033,668 warrants exercisable such warrant exercises are subject to limitation due to the number of authorized shares of the Company requiring to be increased.

Information, at date of issuance, regarding warrant grants during the year ended August 31, 2004:

                                      Shares       Weighted        Weighted
                                                   average         average
                                                   exercise        fair
                                                   price           value
                                   ------------   ------------   -----------

Exercise price exceeds
market price
Exercise price equals
market price                        44,203,345       $0.17         $0.11
Exercise price is less
than market price


   In addition the Company repriced and reissued certain warrants totaling 504,435 warrants a new exercise price of $0.14 per share. Due to the repricing of these warrants, these warrants they are subject to revaluation at the end of each reporting period under variable accounting. The stock price has since declined to $0.12 as of the end of the year, resulting in a $90,000 gain on revaluation. Such gain has been recorded as a reduction of the related interest expense from the original issuance of these warrants.

     The weighted average grant date fair value of warrants granted during the year ended August 31, 2004 was $ 0.11. No warrants had been exercised by holders as of August 31, 2004

     In January 2003, the Company issued warrants to three employees to purchase a total of 80,000 shares of the Company's common stock for $0.25 per share, expiring in five years. The warrants vested immediately.

     In February 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000 representing interest no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a five year warrant for the purchase of 50,000 shares of the Company?s common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the date of this report, the note has not been paid.

     In February 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from the sale of the company?s New Jersey tax loss carry forward. The Company also granted, to the accredited investor, a five-year warrant for the purchase of 100,000 shares of the Company?s common stock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. In July, 2003, 50,000 shares of the Company?s common stock were issued to this investor. The value of the shares Issued, $14,000, was charged to interest expense. The note was paid in December 2004.

     In June 2003, the Company issued 166,667 shares of the Company?s common stock to an accredited investor at $.30 per share. The Company also issued, to the accredited investor, warrants for the purchase of 75,000 shares of the Company?s common stock at an exercise price of $.50 per share expiring in five years. The warrants vested immediately
F-16



NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

     In June 2003, the Company issued warrants to two individual investors to purchase a total of 10,000 shares each of the Company?s common stock for $0.25 and $0.35 per share respectively, expiring in five years. The warrants vested immediately.

     In July of 2003 the Company issued five-year warrants to purchase a total of 85,000 shares of the Company?s common stock three employees and an individual accredited investor at an exercise price of $0.28 per share. The warrants vested immediately.

     In July 2003 the Company issued five-year warrants to purchase 25,000 shares of the Company?s common stock to an outside director at an exercise price of $0.30 per share. The warrants vested immediately.

     In July 2003, the Company issued five-year warrants to purchase 50,000 shares of the Company?s common stock to an accredited investor at an exercise price of $0.20 per share. The warrants vested immediately.

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

     In August 2003, the Company issued five-year warrants to purchase a total of 77,500 shares of the Company?s common stock to two accredited investors at an exercise price of $0.28 per share. The warrants vested immediately.

     In January of 2004 the Company issued five-year warrants to purchase a total of 28,500 shares of the Company?s common stock to two employees and three individuals at an exercise price of $0.30 per share. The warrants vested immediately.

     In January of 2004 the Company issued seven-year warrants to purchase a total of 5,057,460 shares of the Company?s common stock to three officers and two directors at an exercise price of $0.33 per share. The warrants vested immediately. As of August 30, 2004 these warrants were cancelled.

     In April 2004, the Company issued warrants to eight individuals to purchase a total of 100,000 and 20,000 shares of the Company?s common stock for $0.50 and $0.35 per share respectively, expiring in five years. The warrants vested immediately.

     In June 2004 the Company issued five year warrants to purchase 6,700 shares of the Company?s common stock for $0.30 for services. The warrants vested immediately.

     In August 2004, the Company issued five-year warrants to purchase a total of 1,650,000 shares of the Company?s common stock to an accredited investor at an exercise price of $0.14 per share. These warrants were issued for the receipt of $100,000 in debt. The warrants vested immediately. The value of such warrants of $188,000 was recorded as an expense.

     During the year ended August 31, 2004, warrants to purchase 5,542,156 shares of the Company?s common stock expired unexercised.

     In August 2004 three officers and two directors and a creditor cancelled 8,692,619 warrants in conjunction with a debt conversion agreement.
F-17



  NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUBSEQUENT EVENTS:

     In November 2004 two convertible debentures totaling $55,000 including interest, were converted into the Company?s common stock at the rate of one share for each $0.14.

     In conjunction with the above one investor cancelled 125,000 warrants.

     In November 2004 two accredited investors purchased a total of 285,714 shares of the Company's common stock at $.14 per share. In addition the company issued 882,142 five year warrants exercisable at $0.14 per share.

     On November 1, 2004, the company agreed to a conversion of debt whereby certain officers, directors and creditors converted $1,283,400 of 8% convertible debentures into 9,323,444 of common stock at $0.14 per share.

    In addition these individuals have the right to purchase warrants at an amount equal to 3 times the conversion amount.







F-18



Exhibit 1

                        CERTIFICATION


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the Company), does hereby certify, to the best of such officer?s knowledge and belief, that:

   (1) The Annual Report on Form 10-KSB for the year ended August 31, 2004 of the Company fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934: and

   (2) The information contained in the Form 10-KSB fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated: December 14, 2004                      /s/ Samuel Gottfried
                                              -----------------------
                                              Chief Executive Officer


Dated: December 14, 2004                      /s/ Sam Oolie
                                              -----------------------
                                              Chief Financial Officer























                                EXHIBIT 1