Form 10-Q
period 2004-11-30
NOFIRE TECHNOLOGIES INC
filed 2005-01-18
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2004

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 34,298,407 shares of Common Stock as of January 15,2004.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1


                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of November 30, 2004(unaudited)
         and August 31, 2004                                  3

         Statements of Operations for the Three Months
         ended November 30,2004 and 2003 (unaudited)          5

         Statements of Cash Flows for the
         Three Months ended November 30, 2004 and 2003.
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       13

Item 3.  Controls and Procedures                             14


Part II - OTHER INFORMATION

Item 1.   Legal                                              15

Item 6.  Exhibits and Reports on Form 8-K                    15

         Signatures                                          15

         Certification of Financial Information              16

         Sarbanes-Oxley Act Section 906 Certification       Exhibit 1



















                                  Page 2



              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.

                           BALANCE SHEETS



                                              November 30, August 31,
                                                  2004         2004
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $17,520   $   33,706
    Accounts receivable - trade                   38,509       15,962
    Inventories                                   83,312       86,113
    Prepaid expenses and other current assets     64,254       12,294
    Receivable for sale of tax loss
      carry forward                               49,928         -
                                               ---------    ----------
    Total Current Assets                         253,523      148,705
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           3,968        4,399
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,529,275 at November 30, 2004 and
      $1,528,023 at August 31, 2004                3,758        5,008
      Security deposits                           24,879       24,880
                                              ----------     ---------
                                                  28,637       29,888
                                              ----------     ---------
                                              $  286,128    $ 182,992
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    November 30,   August 31,
                                                        2004         2004
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $1,153,426     $1,153,426
    Accounts payable and accrued expenses              607,588        481,234
    Loans and advances payable to
      stockholders                                     130,421         29,071
    Deferred salaries                                  507,360        504,195
    Loans payable                                      250,173        250,173
    Convertible Debentures 8%                          427,108        482,208
                                                     ----------      ---------
    Total Current Liabilities                        3,076,076      2,900,307
                                                     ----------      ---------

LONG TERM LIABILITY
     Convertible Debenture 8%                          326,894      1,610,294


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding -32,026,466
      shares at November 30, 2004 and 21,744,019
      shares at August 31, 2004                      6,405,293      4,348,804
      Capital in excess of par value                 6,234,531      6,774,313
      Accumulated Deficit                          (15,756,666)   (15,450,726)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (3,116,842)    (4,327,609)
                                                    ----------     ----------
                                                    $  286,128     $  182,992
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Three Months
                                          Ended November 30,
                                           2004       2003
                                       ----------   ------
                                             (UNAUDITED)

NET SALES                              $   116,274 $   73,443
                                       ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                          68,298      30,683
    General and administrative            287,061     299,266
                                       ----------   ----------
                                          355,359     329,949
                                       ----------   ---------
LOSS FROM OPERATIONS                     (239,085)   (256,506)
                                       ----------   ----------
OTHER EXPENSES:
    Interest expense                      116,862     159,640
    Interest income                           (79)        (75)

                                       ----------   ----------
                                          116,783      159,565
                                       ----------   ----------

LOSS BEFORE INCOME TAXES                 (355,868)   (416,071)

DEFERRED INCOME TAX BENEFIT                49,928      43,290
                                       ----------   ----------
NET LOSS                               $ (305,940)  $(372,781)
                                       ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          26,645,492   20,939,019
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (0.01)   $   (0.02)
                                       ==========   ==========







See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Three Months
                                                   Ended November 30,
                                                    2004       2003
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (305,940)   (372,781)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                1,683       2,233
        Amortization of interest expense for
          discount on convertible debentures                   138,000
        Repricing of warrants                       10,100         -
        Warrants issued with debt conversion        86,808
        Changes in operating assets and liabilities

             Inventory                               2,800
             Accounts receivable - trade           (22,547)     23,028
             Prepaid expenses and other            (51,330)        (73)
             Receivable for sale of state
               tax loss                            (49,928)   ( 43,290)
            Accounts payable and accrued expenses  113,101    (106,011)
             Security deposits                                  (5,500)
             Deferred salaries                      99,265      13,658

                                                ----------    ---------
 Net cash flows from operating activities         (115,988)   (393,236)
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Three Months
                                                 Ended November 30,
                                                 2004        2003
                                               ---------     ---------
                                                    (UNAUDITED)

   Proceeds from issuance of common stock,
     net of related expenses                       40,000
   Payments on advances from stockholders         (10,500)     (6,500)
   Loans and advances from stockholders            21,550         -
   Interest accrued on loans from
     stockholders                                  18,753         -
   Proceeds from issuance of convertible
     debentures                                    30,000     230,000
                                                 ----------   ----------
Net cash flows from financing activities           99,803     223,500
                                                 ----------    ----------
NET CHANGE IN CASH                                (16,185)   (169,736)

CASH AT BEGINNING OF PERIOD                        33,706     197,161
                                                ----------    ----------
CASH AT END OF PERIOD                         $    17,521    $ 27,425
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $    663        $ 1,154
                                              ==========    ==========


Common stock issued in exchange
  for debt                                    $1,381,800   $     -
                                              ==========    ==========




See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2004


NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2004 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2004

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model were applied, the resulting pro-forma net income (loss) available to common shareholders and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                  For the Three months ended
                                        November 30,
                                 2004          2003
Net loss available to common
Shareholders, as reported        $ (305,940)       $(372,781)
Deduct: Stock-based compensation
Net of tax                            6,000            -
Net loss available to common
Shareholders, pro-forma          $ (311,940)       $(372,781)

Basic earnings per share:
     As reported                 $    (.01)      $   (.02)
     Pro-forma                   $    (.01)      $   (.02)


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the three months ended November 30, 2004 and 2003.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                   For the Three months ended November 30,
                                           2004              2003

Risk free interest rate                       4.0%             0
Expected life                                 8.5 years       n/a
Dividend rate                                 0.00%           0.00%
Expected volatility                           18%             n/a


  New Accounting Pronouncements -

FASB 151 -  Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43,relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2004

Statement will have no impact on the financial statements of the Company once adopted.


FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
(b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and

Page 10
                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2004
EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

NOTE 4 - Management's Actions to Overcome Operating and Liquidity
         Problems:

The Company's financial statements have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and/or obtaining additional financing. Without achieving these, there is substantial doubt about the Company's ability to continue as a going concern.
Page 11
NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2004
The Company has a liability for settled claims payable to creditors in connection with its reorganization under the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.

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

NOTE 5 - CONVERTIBLE DEBENTURES:

On August 30, 2004 the company entered into conversion of debt agreement whereby officers and directors of the company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock.

On November 30, 2004 $ 1,283,400 of the above debenture was converted into common stock. The balance of $326,894 was converted in December (see subsequent events.)

In addition warrants were issued at the rate of 3 times the number of shares. These warrants cannot be exercised until such time as the company increases the authorized number of common stock shares.

During the quarter two accredited investors converted $85,000 of their Convertible debentures into 659,003 shares of the company's common stock.


On August 30,2004 the officers and directors returned 8,305,460 previously Issued warrants as part of the transaction.

During the quarter ended November 30, 2004  no warrants expired

On November 30, 2004 the Company issued to two accredited investors 285,714 shares of the company's common stock for $40,000. In addition the company issued 857,145 $0.14 ten-year warrants to purchase the company's common stock. The warrants vested immediately.


Note 6- STOCK-BASED COMPENSATION

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

During the 3 months ended November 30,2004 200,000 warrants were issued to four employees. The warrants are convertible into the company's common stock at $0.14 per share and expire in five years. The warrants vested immediately. There was no stock based compensation issued in the quarter ended November 2003 Page 12

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2004

NOTE 7- SUBSEQUENT EVENTS

In December 2004 the company received $49,928 in payment on the sale of the company's New Jersey Carry Forward Loss for 2004. In addition $29,859 was used to retire the remaining loan which was collaterized by the receivable.

In December 2004 the balance of the Convertible Debenture totaling $326,894 Was converted into the company's common stock at $0.14 per share.


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

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2004

COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2004 AND NOVEMBER 30, 2003

Sales of $116,274 for the three months ended November 30, 2004 represented an increase of 58.3% from the $73,443 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased from $30,683 to $68,298 resulting in a gross profit of $47,976 compared to $42,760 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2004 was $287,061, representing a decrease of $12,205 or 4.25% from the $299,266 of the similar period of the prior year.


During the quarters ended November 30, 2004 and 2003 the Company realized approximately $50,000 and $43,000, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2004 the Company had cash balances of $ 17,520. In order to fund continuing operations during the three months ended on that date, the Company issued to two accredited investors 285,714 shares of the company's common stock for $40,000. In addition the company issued
857,145 $0.14 five-year warrants to purchase the company's common stock.


The Company has deferred payment of $1,153,426 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $775,394 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing.


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



Item 1. Legal Proceedings

   None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 1- Sarbanes-Oxley Act Section 906 Certification


On November 3,2004 an 8K was filed under section 5.01 (Changes in control of Registrant) (See Note 5 Convertible Debentures above)





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 18,2005            NoFire Technologies, Inc.


                                   By:  /s/ Samuel Gottfried
                                        Sam Gottfried
                                        Chief Executive Officer


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
Page 16


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

Date: January 18, 2005                       /s/Sam Oolie
                                              -------------
--------------
                                              Sam Oolie,

                                    Chief Financial Officer



                               Page 17



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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's board of directors (or persons performing the equivalent functions):
Page 18


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

Date: January 18,2005                   /s/ SamuelGottfried
                                       ---------------------
                                          Samuel Gottfried
                                       --------------------
                                    Chief Executive Officer





                               Page 19




CERTIFICATION

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of NoFire Technologies, Inc., a Delaware corporation (the company), does hereby certify, to the best of such officer's knowledge and belief, that:

  The Quarterly Report on Form 10-QSB for the Quarter ended November 30, 2004 of the Company fully complies with the requirements of section 13
  (a) or 15 (d) of the Securities Exchange Act of 1934: and

  The information contained in the Form 10-QSB fairly presents in all material respects, the financial condition and results of operations of the Company.

Dated: January 18, 2005                          /s/ Samuel Gottfried
                                                  -------------------
                                              Chief Executive Officer


Dated:	January 18, 2005                          /s/ Sam Oolie
                                             -----------------------
                                             Chief Financial Officer































EXHIBIT 1