Form 10QSB
period 2005-02-28
NOFIRE TECHNOLOGIES INC
filed 2005-04-19
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2005
           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _________

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 34,627,693 shares of Common Stock as of April 15,2005.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1


                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of February 28, 2005 (unaudited)
         and August 31, 2004                                  3

         Statements of Operations for the Six Months
         and Three Months ended February 28, 2005
         and 2004 (unaudited)                                 5

         Statements of Cash Flows for the
         Six Months ended February 28,2005 and 29,2004.
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       13

Item 3.  Controls and Procedures                             15


Part II - OTHER INFORMATION

Item 1.   Legal                                              15

Item 2.   Sales of Unregistered Securities                   16

Item 6.  Exhibits                                            16

         Signatures                                          16

         Certification of Financial Information             Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification       Exhibits 32.1 32.2



















                                  Page 2



              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                              February 28, August 31,
                                                  2005         2004
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $11,232   $   33,706
    Accounts receivable - trade                   33,504       15,962
    Inventories                                   75,231       86,113
    Prepaid expenses and other current assets     47,398       12,294

                                               ---------    ----------
    Total Current Assets                         167,365      148,705
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           3,537        4,399
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,530,527 at February 28, 2005 and
      $1,528,023 at August 31, 2004                2,505        5,008
      Security deposits                           25,750       24,880
                                              ----------     ---------
                                                  28,255       29,888
                                              ----------     ---------
                                              $  199,157    $ 182,992
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    February 28,    August 31,
                                                        2005         2004
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $1,153,426     $1,153,426
    Accounts payable and accrued expenses              624,091        481,234
    Loans and advances payable to
      stockholders                                     142,121         29,071
    Deferred salaries                                  556,750        504,195
    Loans payable                                      337,611        250,173
    Convertible Debentures 8%                          427,108        482,208
                                                     ----------      ---------
    Total Current Liabilities                        3,241,107      2,900,307
                                                     ----------      ---------

LONG TERM LIABILITY
     Convertible Debenture 8%                            -          1,610,294


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.20 par value:
      Authorized - 50,000,000 shares
      Issued and outstanding  34,413,407
      shares at February 28, 2005 and 21,744,019
      shares at August 31, 2004                      6,882,681      4,348,804
      Capital in excess of par value                 6,133,940      6,774,313
      Accumulated Deficit                          (16,058,571)   (15,450,726)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (3,041,950)    (4,327,609)
                                                    ----------     ----------
                                                    $  199,157     $  182,992
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS





                                       For the Six Months         For the Three Months
                                       Ended February 28,          Ended February
                                        2005        2004         28, 2005     29, 2004
                                    ----------   ----------     ----------   ----------
                                          (UNAUDITED)               (UNAUDITED)

NET SALES                            $ 189,913    $ 133,542     $  73,639     $ 60,099
                                    ----------   ----------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                      108,779       59,865        40,480        8,482
    Research and development costs      21,967       31,614        11,558       15,218
    General and administrative         538,838      528,710       262,470      246,722

                                    ----------   ----------     ---------    ----------
                                       669,584      620,189       314,508      270,422
                                    ----------     ---------     ----------   ----------
LOSS FROM OPERATIONS                  (479,671)    (486,647)     (240,869)    (210,323)
                                    ----------   ----------     ----------   ----------
OTHER EXPENSES:
    Interest expense                   178,255      209,408        61,393       49,768
    Interest income                       (154)       (150)           (75)         (75)

                                    ----------   ----------     ----------   ----------
                                       178,101      209,258        61,318       49,693
                                    ----------   ----------     ----------   ----------

                                    ----------   ----------     ----------   ----------
LOSS BEFORE INCOME TAXES            $ (657,772) $  (695,905)    $ (302,187)  $ (260,016)

DEFERRED INCOME TAX BENEFIT            49,928       42,406            -           -
                                    ----------   ----------     ----------   ----------
NET LOSS                           $ (607,844) $  (653,499)     $ (302,187)    (260,016)

                                    ==========   ==========     ==========   ==========
 (LOSS) PER SHARE, BASIC AND
 DILUTED                             $ (0.02)   $   (0.03)    $   (0.01)    $   (0.01)
                                    ==========   ==========     ==========   ==========

  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       29,394,631   20,939,019     33,219,936   20,939,019
                                    ==========   ==========    ==========    ==========










See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                       For the Six Months
                                                        Ended February 28,
                                                         2005       2004
                                                      ---------    ---------
                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(607,844)   $  (653,499)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                  3,365          4,466
        Amortization of interest expense for
          discount on convertible debentures             -          138,000
        Repricing of warrants                         28,300           -
        Warrants issued with debt conversion          86,808           -
        Warrants and shares issued in exchange
        for services                                  14,505           -

        Changes in operating assets and liabilities

             Inventory                                10,882        (59,000)
             Accounts receivable - trade             (17,542)        51,869
             Prepaid expenses and other              (34,474)          (149)
             Accounts payable and accrued expenses   132,857        (39,777)
             Deferred salaries                        91,051         58,299

                                                  ----------       ---------
 Net cash flows from operating activities           (292,092)      (425,737)
                                                  ----------       ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

           Security deposits                          (870)        (5,500)
                                                   ---------        --------
NET CASH FLOWS FROM INVESTING ACTIVITIES               (870)        (5,500)
                                                   ---------        --------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Six Months
                                                 Ended February 28,
                                                 2005         2004
                                               ---------      ---------
                                                    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock,
     net of related expenses                   $    70,000         -
   Payments on advances from stockholders
   Loans and advances from stockholders            113,050       43,700
   Proceeds from issuance of convertible
     debentures                                        -        230,000
   Proceeds from short-term loans                   87,438      (43,290)
                                                 ----------    ----------
Net cash flows from financing activities           270,488      230,410
                                                 ----------    ----------
NET CHANGE IN CASH                                 (22,474)    (195,327)

CASH AT BEGINNING OF PERIOD                         33,706      197,161
                                                - --------    ----------
CASH AT END OF PERIOD                         $     11,232    $   1,834
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                   $    -          $ 2,110
                                                ==========    ==========

Income taxes paid (received)                    (49,928)       $(43,290)
                                                ===========    =========

Common stock issued

   Conversion of convertible debt                $1,665,294    $    -
   Settlement of debt                                10,000         -
                                                 ==========    ==========




See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 28, 2005


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

     Equity Based Compensation- The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25),and related interpretations in accounting for its employee stock options because, in the opinion of management, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (FAS 148).

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 28, 2005

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model were applied, the resulting pro-forma net income (loss) available to common shareholders and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                  For the Six months    For the three  months
                                        ended                    ended
                                    2/28/2005  2/29/2004   2/28/2005 2/29/2004
Net loss available to common
Shareholders, as reported        $(607,844)   $(653,499)  $(302,187)$(260,016)
Deduct: Stock-based compensation
Net of tax                         133,000      459,513     127,000   459,513
Net loss available to common
Shareholders, pro-forma          $(740,844) $(1,113,012))  (429,187) (719,529)

Basic earnings per share:
     As reported                 $(0.02)    $   (.03)      $ (0.01)  $ (0.01)
     Pro-forma                   $(0.03)    $   (.05)        (0.01)    (0.03)


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the six months ended February 28,2005 and 2004

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                         For the six months ended
                                  February 28,2005   February 29,2004

Risk free interest rate                  4.0%                4.0%
Expected life                          5 years            6.5 years
Dividend rate                             0.00%             0.00%
Expected volatility                      73%                 18%

  New Accounting Pronouncements -
FASB 151    Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43,relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criteria specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 28, 2005

Statement will have no impact on the financial statements of the Company once adopted.


FASB 152   Accounting for Real Estate Time-Sharing Transactions

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

FASB 153   Exchanges of Nonmonetary Assets

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

FASB 123 (revised 2004)   Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entitys equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and

Page 10
                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                                February 28, 2005
EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans.

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

NOTE 4 - Management's Actions to Overcome Operating and Liquidity
         Problems:

The Company's financial statements have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and/or obtaining additional financing. Without achieving these, there is substantial doubt about the Companys ability to continue as a going concern.
Page 11




                      NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2005
The Company has a liability for settled claims payable to creditors in connection with its reorganization under the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.

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

NOTE 5   CONVERTIBLE DEBENTURES:

On August 30, 2004 the Company entered into a Conversion of Debt Agreement, whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock of unpaid principal and accrued interest.

On November 30, 2004 $ 1,283,400 of the above debenture was converted Into the Companys common stock.

In December 2004 the balance of the Convertible Debenture totaling $326,894 was converted into the Companys common stock.

In addition warrants were issued at the rate of 3 times the number of shares. These warrants cannot be exercised until such time as the Company increases the authorized number of common stock shares.

During the six months, two accredited investors converted $55,000 of their Convertible Debentures into 659,003 shares of the Companys common stock.

During the six months, $300,000 of Convertible Debentures previously issued, were reissued to include interest and penalties in the amount of $27,108.

Note 6- EQUITY TRANSACTIONS

During the six months ended February 28, 2005  4,146,980 warrants expired

On November 30, 2004 the Company issued to two accredited investors 285,714 shares of the Companys common stock for $40,000. In addition, the Company issued 857,145 $0.14 ten-year warrants to purchase the Companys common stock. The warrants vested immediately.

During January 2005 an accredited investor loaned the Company $65,000 on a one year 15% note. The note is collateralized by future sales of New Jersey State Carryover Losses and 500,000 shares of the Companys common stock which is being held in escrow. In addition 65,000 shares of the Companys common stock was issued as an additional fee.

In February 2005, a creditor converted $10,000 into 50,000 shares of the Companys common stock at $.20. He also received 125,000 5 year warrants convertible at $.20 per share. The warrants vested immediately.


Page 12

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2005

In February 2005 the Company issued to a director 700,000 10 year warrants convertible at $.22 per share. The warrants vested immediately.


 Note 7- STOCK-BASED COMPENSATION

      The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, in the opinion of management, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings
(loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (FAS 148).

During the 6 months ended February 28, 2005 225,000 warrants were issued to four employees. The warrants are convertible into the Companys common stock (200,000 at $0.14 and 25,000 at $0.21) and expire in five years. The warrants vested immediately.


NOTE 8- SUBSEQUENT EVENTS

 On March 17, 2005 an accredited investor purchased 214,286 shares of the Companys common stock for $30,000 and was also issued 642,858, five year warrants exercisable at $0.14. The warrants vested immediately.

In April 2005 an officer of the Company advanced a loan to the Company in the amount of $60,000 at 15% interest.


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

Page 13

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
February 28, 2005
In general, the Company's products perform their intended uses well and are in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of present products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated. Additional efforts are also being directed to increase international sales by establishing distributor relationships in strategic locations throughout the industrialized world.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.


COMPARISION SIX MONTHS AND THREE MONTHS ENDED FEBRUARY 28, 2005 AND 29, 2004.

Sales of $189,913 for the six months ended February 28,2005 represented a increase of 42.4% from the $133,542 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased from $59,865 to $108,779 resulting in a gross profit of $81,134 compared to $73,677 in the prior year.Selling and general administrative expenses for the six months ended February 28, 2005 was $538,838, representing an increase of $10,128 or 1.9% from the $528,710 of the similar period of the prior year.


Sales of $73,639 for the three months ended February 28,2005 represented an increase of 22.6% from the $60,099 for the comparable three-month period of the prior year. Cost of good sold during the same periods increased from $8,482 to $40,480 resulting in a gross profit of $33,159 compared to $51,617 in the prior year. Selling and general administrative expenses for the three months ended February 28, 2005 was $262,470, representing a decrease of $15,548 or 6% from the $246,722 of the similar period of the prior year.

The main components of the changes in the six-month period are as follows.

                      February       February
                      28, 2005       29, 2004      Difference
                      --------       --------      ----------

Material              $184,143       $140,351       $43,792
Testing                 21,967         31,614        (9,647)
Compensation expense    50,000            -          50,000
Mfg. Overhead           21,543         31,440        (9,897)
Rent                    67,665         64,443         3,222
Officers salaries      201,655        214,023       (12,368)
Payroll taxes            4,470         16,048       (11,578)
Insurance               48,511         27,275        21,236
Professional fees       61,252         91,856       (30,604)
Interest expense       178,255        209,701       (31,446)
                       -------        -------       --------
                     $ 839,461      $ 826,751     $  12,710
                      ========        =======       ========
Page 14





NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
February 28, 2005

During the period ended February 29, 2005 and February 28, 2004 the Company realized approximately $50,000 and $50,000 respectively through the sale of a portion of its New Jersey Operating Loss Carry Forward under a program sponsored by the state.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2005 the Company had a cash balance of $11,232.In order to fund continuing operations during the six months ended on that date, the Company issued to two accredited investors 285,714 shares of the Companys common stock for $40,000. In addition the Company issued
857,145 $0.14 ten-year warrants to purchase the Companys common stock.
The warrants vested immediately. During January 2005 an accredited investor loaned the company $65,000 in exchange for one a one year 15% note. The note is collateralized by future sales of New Jersey State Carryover Losses and 500,000 shares of the Companys common stock, which is being held in escrow. In addition 65,000 shares of the Companys common stock was issued as an additional fee. During February 2005 the Company established a line of credit of $25,000 from MBNA-Business
Elite.

On March 17, 2005 an accredited investor purchased 214,286 shares of the Companys common stock for $30,000 and was also issued 642,858 5-year warrants exercisable at $0.14. The warrants vested immediately. In April an officer of the Company advanced a loan to the Company in the amount of $60,000 at 15% interest.(see subsequent events)

The Company has deferred payment of $1,153,426 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. Of that deferred amount, $775,394 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing.

Item 3.  Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "1934 Act"), as of the end of the period covered by this report on Form Q-KSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None
Page 15

Item 2.  Sales of Unregistered Securities

On August 30, 2004 the Company entered into conversion of debt agreement whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock.

On November 30, 2004 $1,283,400 of the above debenture was converted into common stock.

In December 2004 the balance of the Convertible Debenture totaling $326,894 was converted into the Companys common stock at $0.14 per share.

During the period two accredited investors converted $55,000 of their Convertible Debentures into 659,003 shares of the Companys common stock.

On November 30, 2004 the Company issued to two accredited investors 285,714 shares of the Companys common stock for $40,000. In addition the Company issued 857,145 $0.14 ten-year warrants to purchase the Companys common stock. The warrants vested immediately.

During January 2005 an accredited investor loaned the Company $65,000 On a one year 15% note. The note is collateralized by future sales of New Jersey State Carryover losses and 500,000 shares of the Companys common stock, which is being held in escrow.

In addition 65,000 shares of the Companys common stock was issued as an additional fee.

In February 2005, a creditor converted $10,000 into 50,000 shares of The companys common stock at $.20. He also received 125,000 5 year warrants convertible at $.20 per share. The warrants vested immediately.

On March 17, 2005 an accredited investor purchased 214,286 shares of the Companys common stock for $30,000 and was also issued 642,858, five year warrants exercisable at $0.14. The warrants vested immediately.

ITEM 6.  EXHIBITS

         Certification of Financial Information             Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification       Exhibits 32.1 32.2


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19,2005            NoFire Technologies, Inc.


                                   By:  /s/ Samuel Gottfried
                                        Sam Gottfried
                                        Chief Executive Officer


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman of the Board,
                                        Chief Financial Officer
                                   Page 16