Form 10KSB/A
period 2004-08-31
NOFIRE TECHNOLOGIES INC
filed 2005-04-27
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                              FORM 10-KSB/A

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


Issuer's revenues for its fiscal year ended August 31, 2004  $  488,282


Aggregate market value of the voting stock held by          $ 3,363,705
non-affiliates as of November 22, 2004


Number of shares of common stock outstanding as of as of
November 22, 2004                                            31,991,748


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

Under a Chapter 11 proceeding, the Bankruptcy Court confirmed a Plan of Reorganization for the Company, which became effective on August 11, 1995. Claims of creditors, to the extent allowed under the Plan, were required to be paid over a four year period. (See Note 3 to Financial Statements.)


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

The Company also has obtained United States Patents on certain applications:

     No. 5,985,385 - Fire and Heat Protection Wrap for Conduits, Cable
        Trays, Other Electrical Transmission Lines and Gas and Oil Pipelines, issued November 16, 1999
     No. 6,048,805 - Fire, Heat and Back draft Protection Shield for
        Firefighters, issued April 11, 2000
     No. 6,074,714 - Fire and Heat Protection Wrap for Structural Steel
        Columns, Beams and Open Web Joists, issued June 13, 2000
     No. 6,114,003 - Insulation Blanket Having an Inner Metal Core Air
        Cell and Adjoining Outer Insulation Layers, issued September 5,
        2000
     No. 6,510,807   Pre-Fabricated Fireproof Bulkhead with Special
        Interlocking Joints for a ship, issued January 28, 2003.

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

MAJOR CUSTOMERS

The Company s three largest customers during the most recent fiscal year represented %29.4, %6.4 and %6.1 of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.

GOVERNMENT REGULATIONS AND APPROVALS; RESEARCH AND DEVELOPMENT

For most applications, fire retardant products are required to undergo testing for approvals by government or independent laboratories. These requirements are typically determined either by government agencies, such as the U.S. Nuclear Regulatory Commission, U.S. Coast Guard or U.S. Navy; or nationally recognized organizations, such as the American Society for Testing and Material ("ASTM") or Underwriters Laboratories, Inc. ("UL"); or international organizations such as the International Maritime Organization (IMO).

Product development is continuing in many different areas. New products have been approved and introduced into the market. Some of these products are, SBarrier (structural steel fire protection), NoFire LP (lower price high performance), and OEM products.

Various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-
2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and IEEE 383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754(18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy s Qualified Product List (QPL), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organization s SOLAS codes by the U.S. Coast Guard and four of the world s major ship registries, and were approved by Det Norske Veritas for distribution in the European Community (EC). The Company also has state and city approvals such as the states of California and Rhode Island and a MEA (Material Equipment Acceptance) from the city of New York.

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


Item 2.  DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space pursuant to a lease expiring August 31, 2005. Monthly rent payments for the year ending August 31, 2004 are approximately $10,741. Monthly rent payments for the year ended August 31, 2005 are approximately $11,278.

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
                                Conversion
                                  Price
Date        Title     Number    Cash Price     Notes
 6/03       common    166,667     0.30
 8/04       common    675.000     0.14         (1)

(1)      Issued in conjunction with a conversion of 8% Convertible Bonds.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company continues product development and application testing. As a result of these activities, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications have been filed resulting in the issuance of six patents since August 1995, and two applications awaiting action by the U.S. Patent Office referred to in Item 1 - Business of the Company.
Marketing efforts to develop new applications and establish new customers were continued in fiscal 2004. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2005 and beyond

The greatest obstacles encountered in obtaining major sales contracts are the multitude of tests and approvals required, competition against well established and better-capitalized companies, cost, and the slow process of specifying a new product in highly regulated applications. The Company intends to continue its research efforts to adapt its products to meet market requirements. Sales and marketing efforts will concentrate on current products and applications through direct sales and distributor license agreements. Continuing efforts are being made to obtain greater domestic and international sales by enlarging the Company s distributor network.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents or new full time employees on a heavily weighted commission basis.

LIQUIDITY AND CAPITAL RESOURCES

In fiscal 2002, the Company sold to an accredited investor a note for $150,000. The note bears interest at a rate of 8%, was due no later than January 31, 2002 and was secured by the assignment of the proceeds of an additional sale of the Company s New Jersey Net Operating Loss Carry Forward. $90,000 was repaid during the year. The terms were modified, and the $60,000 balance now has no specific maturity date and no specific security. In connection with the issuance of the note, five-year warrants were granted for 100,000 shares of common stock at an exercise price of $0.20 per share.

In fiscal 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000,representing interest, due no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 50,000 shares of the Company s common stock at an exercise price of $0.25. Accordingly the note has been discounted to reflect the issuance of the warrants. As of the present date, the note has not been paid.

Also in fiscal 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds To be received from the sale of the Company s New Jersey Net Operating Loss Carry Forward. The final amount due of approximately $25,765 was paid in December 2004. The Company also granted, to the accredited investor, a warrant for the purchase of 100,000 shares of the Company s common stock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. In July 2003, 50,000 shares of the Company s Common stock was issued to this investor. The value of the shares issued were charged to interest expense.

Also during the fiscal year, the Company received $88,811 from a stockholder, In exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company s patents. The proceeds were used to pay the severance and social security taxes owed to Admiral Retz.

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

     In September 2003, as part of this transaction, the Company issued 100,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company s common stock at $0.30 per share to this accredited investor. The warrants vested immediately. The value attributed to these transactions and the beneficial conversion feature, totaling $160,000, has been charged to interest expense.

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


During the year, the officers deferred an additional $348,978 of their salaries

Also in fiscal 2003, $180,557 was obtained through an additional sale of a portion of the Company s New Jersey Operating Loss Carry Forward under a program sponsored by that state.

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

General and administrative expenses and research and development costs of $1,211,660 in fiscal year 2004 were $56,151 or 0.5% more than the prior year.

The main components of the changes are as follows:

                               8/31/2004       8/31/2003     Difference


Material                      $  167,982       $  224,814   $  (56,832)
Testing                           62,969           41,811       21,158
Mfg O/H                           54,147           43,448       10,699
Commissions                       66,886           13,152       53,734
Officers Salaries                488,213          435,762       52,451
Repricing warrants                 -              (44,000)      44,000
Professional Fees                162,980          188,434      (25,454)
Travel and Entertainment           4,776           11,061       (6,285)
Salaries and Fringes              75,773           68,600        7,173
NJ Tax Refund                     43,290          180,557     (137,267)
Interest Expense               2,943,971          331,861    2,612,110
                              ----------        ----------  -----------
                             $ 4,070,987      $ 1,495,500   $ 2,575,487

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United
                                  Page 11


States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

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

Accounting for Income Taxes

As part of the process of preparing our financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations.
In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded

Going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the least two years ended August 31, 2004 and 2003. The Company lacks sufficient capital to pay their debts timely. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

Accounting for Stock Based Compensation

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

Item 7.    FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal years ended
August 31, 2004, and August 31, 2003 together with the report thereon by the Company's independent auditors, are set forth herein commencing on page F-1 of +this Form 10-KSB/A and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.


Our previous accountants resigned as the principal independent accountant effective April 12 2004. They were engaged as the principal accountant in July 1995.

  In April, 2004 the Company engaged Radin, Glass & Co. LLP as its independent accountant.

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

Samuel Gottfried
     Dr. Gottfried was named a director of the Company and appointed President of its fire retardant products subsidiaries in August 1991.
He was appointed Interim Chairman of the Board and Chief Executive Officer on August 14, 1992 until August 15, 1995. On August 16, 1995 he was elected President, Chief Technical Officer and Assistant Treasurer of the Company. On January 1, 2003 he was elected Chief Executive Officer. Dr.Gottfried holds a doctorate in electrical engineering from New York University and a Ph.D. in electrophysics from the Polytechnic Institute of New York.

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


                         SUMMARY COMPENSATION TABLE

                 For the Years Ended August 31, 2004, 2003, and 2002

Name and               Year Ended  Salary    Salary     Options  All other
Principal Position     August 31   Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------

Samuel Gottfried          2004     $ 49,217  $144,837     (4)(5)    None
Chief Executive Officer   2003     $ 43,168   $99,759     (3)       None
from January 1, 2003      2002     $ 88,379   $79,541     (3)       None
and Chief Technical
Officer And Assistant
Treasurer from August 16,
1995



Sam Oolie                 2004     $ 44,591  $145,433    (4)(5)     None
Chairman of the Board,    2003     $ 30,668  $101,530     (3)       None
Chief Operating Officer 2002 $ 56,501 $97,600 None None And Chief Executive Officer until July 26, 1999, and
Chief Financial Officer
Since January 2, 2003


William A. Retz           2004        None   None         (2)     $25,000
Chief Executive Officer   2003     $ 19,038  $ 38,076     (3)    $113,811
from September 1, 2000    2002     $ 67,448  $103,323     (3)       None
until January 2, 2003

Alfonso Margino           2004      $24,087   $58,708     (4)     None
Vice President and        2003      $21,585   $51,740     (3)     None
Secretary since           2002      $42,563   $34,867     (3)     None
June 15, 1998

Note (1) Amounts shown as salary deferred are payable when revenues or financings permit payment as determined by the Board of Directors.

Note  (2) Consulting agreement as discussed below.

Note (3) On September 5, 2000 the Company s Executive Committee authorized the issuance of a five-year warrant to Dr. Gottfried for 278,000 shares at an exercise price of $0.50 per share. This warrant became fully vested on September 5, 2001. On November 5, 2001, a five-year warrant was issued to Radm Retz for 100,000 shares at an exercise price of $0.35 per share with immediate vesting. On November 5, 2001, expiring warrants were replaced with new five-year warrants at an exercise price of $0.35 per share to the following officers: Mr. Oolie, 300,000; Dr. Gottfried, 160,000; and Mr. Margino, 100,000. The
replacement options were immediately vested. On July 22, 2003, seven-year warrants were issued at an exercise price of $0.30 per share to the following officers: Mr. Oolie, 725,000; Dr. Gottfried 500,000; and Mr. Margino, 250,000. In conjunction with a debt conversion agreement all of the above warrants have been cancelled as of August 30, 2004 (see note 4 below)

Note (4) On August 30, 2004 the company entered into conversion of debt agreement whereby officers and directors of the company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock.

In addition warrants were issued at the rate of 3 times the number of shares. These warrants cannot be exercised until such time as the company increases the authorized number of common stock shares. Therefore they are not included in Item 11 as shares beneficially owned.

On August 30,2004 the officers and directors returned 8,305,460
 Previously Issued warrants as part of the transaction.

Note (5) In January 2004 the board of directors authorized an increase in compensation to Dr. Gottfried and Mr. Oolie. The new compensation beginning 1/1/04 is $213,00. annually for each of them.

In February 2003 the Company entered into a consulting agreement with Admiral Retz for the period of one year, whereby he was to receive $3,000 per month from February 1, 2003 to July 31, 2003 and $5,000 per month from August 1, 2003 to January 31, 2004. In conjunction with this agreement the Company accelerated the vesting of warrants to purchase 100,000 shares of the Company s common stock at $0.5625 per share. Accordingly, $25,000 has been charged to consulting expense for the period

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of loans made to fund the Company's operations during its trusteeship under a Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,137 to Mr. Oolie, and $10,918 to Mr. Koster. No payment has been made to Mr. Oolie which is included in the Company's liability for settled claims. Mr. Koster converted his claim into a convertible debenture on August 30, 2004 (see below)

On August 30, 2004 the company entered into conversion of debt agreement whereby officers and directors of the company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock.
In addition warrants were issued at the rate of 3 times the number of shares. These warrants cannot be exercised until such time as the company increases the authorized number of common stock shares. Therefore they are not included in Item 11 as shares beneficially owned.

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

On November 5, 2001, five-year warrants were granted to replace expiring warrants to the following officers and directors: Mr. Oolie, 300,000 shares, Dr. Gottfried 160,000 shares, Mr. Margino 100,000 shares, Mr. Litwin 100,000 shares and Mr. Koster 25,000 shares. The replacement warrants have an exercise price of $0.30 per share and are fully vested. On December 11, 2001, warrants were granted to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company s Common Stock at a price of $0.40 per share. On July 22, 2003 seven-year warrants were granted to the following officers and directors: Mr. Oolie 725,000 Dr. Gottfried 500,000 Mr. Margino 250,000 and Mr. Koster 25,000. The warrants have an exercise price of $0.30 per share. On August 30, 2004 all of the above warrants were cancelled as part of the convertible debentures issued
(see above)

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A., and provides certain legal services to the Company. At August 31,2004, the Company was obligated to that firm in the amount of $150,670, which includes fees for legal services rendered during the pendency of the Company s bankruptcy reorganization proceedings. Interest had been accrued on unpaid balances since fiscal 1997. Expenses of fiscal 2004 were $17,461 for legal services, and in fiscal 2003, $ 44,091 in fees and $62,446 in interest charges. In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof. In July 2003, the Company issued warrants to Mr. Litwin to purchase a total of 700,000 shares of the Company s common stock for $0.30 per share, expiring in seven years, in settlement of interest owed to Litwin & Tierman. The warrants vested immediately. In
August 2004, as part of the issuance of the convertible debenture, these warrants were cancelled.

During three fiscal years ended 2004, the officers deferred a total of $814,015 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $79,973 at August 30, 2004. The accrued salaries and interest were converted to a debenture on August 30,2004 (see Above)

The deferred salaries shown in the Summary Compensation Table above represents deferred salaries accrued prior to the fiscal year 2002. Under a shareholders agreement with NF Partners these salaries could only be paid when revenues and financings permit.

NF Partners sold their interest in the Company on December 30, 2004, Therefore that agreement is no longer in force.



Item 13. EXHIBITS AND REPORTS ON FORM 8-K

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1.  FINANCIAL STATEMENTS

    Index to Financial Statements                            F-1

    Report of Independent Public Accounting Firm
    Wiss and Company LLP.                                    F-2

    Report of Independent Registered Public Accounting Firm
    Radin, Glass & Company LLP.                              F-3


    Financial Statements:

      Balance Sheet as of August 31, 2004                    F-4

      Statements of Operations for the Years
        Ended August 31, 2004 and 2003                       F-5

      Statements of Changes in Stockholders' Equity
        (Deficiency) for the years ended August 31,2004
         and 2003  )                                         F-6

      Statements of Cash Flows for the Years
        Ended August 31, 2004 and 2003   and                 F-7

      Notes to Financial Statements                      F-8 to F-20

2.  EXHIBITS
        Code of Ethics                                Exhibit 1

         Certification of Financial Information             Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification       Exhibits 32.1 32.2

3.  REPORTS ON FORM 8-K

     None


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed and unbilled for the fiscal year ended August 31, 2004 and 2003 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $18,000 and $22,000, respectively.

AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal year ended August 31, 2004 and 2003 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $ .0. for each year.

TAX AND OTHER FEES

         There aggregate fees billed for the fiscal years ended August 31, 2004 and 2003 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $ 3,000 and $3,000, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

         We did not have any non-audit services provided by our principal accountants during fiscal 2004 or 2003.
                               Page 22



                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NOFIRE TECHNOLOGIES, INC.

Date: April 27, 2005                      By: /s/ Sam Gottfried
                                        ------------------------
                                        Sam Gottfried,
                                        Chief Executive Officer



Date: April 27, 2005                      By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie
                                        Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                April 27, 2005
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               April 27, 2005
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               April 27, 2005
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               April 27, 2005
Sam Oolie, Director


                               Page 23




                 INDEX TO FINANCIAL STATEMENTS





                                                               Page
                                                              ------
Report of Independent Public Accounting Firm
Wiss and Company LLP                                           F-2


Report of Independent Registered Public Accounting Firm
Radin, Glass & Company LLP.                                   F-3

Financial Statements:

     Balance sheet at August 31, 2004                          F-4

     Statements of operations for the years ended
      August 31, 2004 and 2003                                 F-5

     Statements of changes in stockholders' equity
      (deficiency) for years ended August 31,2004
       and 2003                                                F-6


     Statements of cash flows for the years ended
      August 31, 2004 and 2003                                 F-7

     Notes to financial statements                         F-8 to F-20






















F-1

INDEPENDENT AUDITORS' REPORT




Board of Directors, NoFire Technologies, Inc.

We have audited the balance sheet (not presented herein) of NoFire Technologies, Inc. (A Development Stage Company) as of August 31, 2003 and the accompanying related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. at August 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations since inception and at August 31, 2003 had a stockholders' deficiency of $3,478,461 and a working capital deficiency of $3,425,542. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations since inception and at August 31, 2004 had a stockholder's deficiency of $4,327,609 a working capital deficiency of $2,751,602. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Radin, Glass & Co., LLP
Certified Public Accountants
New York, New York
November 17, 2004
F-3


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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Common stock $.20 par value:
   Authorized - 50,000,000 shares
     Issued, to be issued, and outstanding-
     21,744,019                                       4,348,804
   Capital in excess of par value                     6,774,313
   Accumulated Deficit                              (15,450,726)
                                                     ----------
      Total Stockholders' Equity (Deficiency)                   (4,327,609)
                                                                ----------
                                                               $   182,992
                                                                 =========
             See accompanying notes to financial statements
                                        F-4

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                    Year Ended August 31,
2004 2003
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
                                 ==========     ==========

             See accompanying notes to financial statements

                                     F-5



                                     NOFIRE TECHNOLOGIES, INC.
                                    STATEMENTS OF OPERATIONS

               STATMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIENCY)

                                            Common Stock
                                      ------------------------   Capital
                                      Number of                 in Excess  Accumulated
                                        Shares       Amount   of Par Value  (Deficit)    Total
                                     ----------  ----------   --------  -----------  ---------

BALANCES, AUGUST 31, 2002           20,627,530   $4,125,506  $3,352,919 $(10,559,604)  $(3,081,179)
YEAR ENDED AUGUST 31, 2003
   Issuance of common stock under
     private placement at $.30
     per share                         166,667      33,333       16,667
   Cancellation of issued common
     stock never claimed                (5,178)     (1,035)       1,035
   Repricing of warrants                                        (44,000)
   Value of warrants issued
     connection with short-term loan
     treated as a discount on the loan                           25,297
   Value of warrants issued for
     forgiveness of accrued interest                            479,839
   Value attributed to acceleration of
     vesting of warrants for consulting
     services                                                    25,000
   Value of discount on convertible
     Debentures charged to interest exp 100,000      20,000     140,000
   Issuance of common stock in connection
      with past due loan, charged to
      interest expense                  50,000       10,000       4,000
   Net loss                                                                (1,107,418)
                                     ----------    ----------    ---------- -----------  ----------
BALANCES, AUGUST 31,2003             20,939,019     $4,187,804  $4,000,757 $(11,667,022  $(3,478,461)
YEAR ENDED AUGUST 31,2004
   Value of discount on convertible
     Debenture charged to interest expense                         138,000
   Issuance of common stock under
     private placement at $.15 per share100,000        20,000       (5,000)
   Conversion of debt for stock
     at $.14 per share                  675,000       135,000      (54,000)
   Issuance of common stock in connection
     with services rendered              30,000         6,000       (1,500)
   Value of warrants issued in connection
     with conversion of debt, issuance
     of convertible debentures and services                      2,696,056
   Net loss                                                                  (3,783,704)
                                       ----------    -----------  ----------- ---------- ----------
                                     $ 21,744,019    $4,348,804 $6,774,313 $(15,450,726) $(4,327,609)
                                       ==========    ==========  ==========  ===========  =========
F-6

                                  NOFIRE TECHNOLOGIES, INC.
                                  STATEMENTS OF CASH FLOWS

                                             Year Ended August 31,
                                                2004          2003
                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (3,783,704)  $(1,107,418)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization               7,106,         8,933
     Amortization of interest expense for
       discount on note payable                                25,297
     Amortization of interest expense for
       discount on convertible debentures        77,500       160,000
     Warrants issued for services and debt    2,687,056
     Common Stock issued as interest on
       past due loan payable                                   14,000
     Warrants issued for consulting services      9,000        25,000
     Repricing of warrants                                   ( 44,000)
     Accounts receivable - trade                 43,391       (33,267)
     Inventories                                (32,046)       84,218
     Prepaid expenses                            33,823         5,472
     Accounts payable and accrued
        expenses                                (63,845)      287,670
     Security deposits                            5,501           -
     Deferred salaries and interest             482,744       291,104
     Obligation from discontinued
        operations                             -              -
                                            ----------     ----------
            Net cash flows used by
             operating activities              (533,474)     (282,991)
                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:            0              0
                                            ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on settled
   liabilities                                 (15,292)       (9,714)
 Proceeds from issuance of common
   stock, net of related expenses              161,000        50,000
 Net proceeds from short-term loans            (43,290)      233,463
 Loans and advances received from
   stockholders                                  12,601        5,920
 Proceeds from issuance of
   convertible debentures                      255,000       200,000
                                            ----------     ----------
            Net cash flows from
             financing activities              370,019       479,669
                                            ----------     ----------
NET CHANGE IN CASH                            (163,455)      196,678

CASH AT BEGINNING OF YEAR                      197,161           483
                                            ----------     ----------
CASH AT END OF YEAR                         $   33,706     $ 197,161
                                            ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $    7,235      $   8,364
                                            ==========     ==========
  Income taxes paid (benefit)              $  (43,290)   $  (180,557)
                                            ==========     ==========
NON-CASH FINANCING ACTIVITIES:
  Warrants issued in settlement
    of accrued interest                    $   -           $479,839
                                           ===========     ==========
  Convertible debentures issued for
    deferred salaries and payables         $ 1,610,294       $     -
                                            ==========     ==========
  Common stock issued in exchange
    for services                           $  30,000      $      -
                                           ==========     ==========

             See accompanying notes to financial statements

                                       F-7


                                NOFIRE TECHNOLOGIES, INC.
                              NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:
    Nature of the Business - The Company manufactures and markets intumescent fire retardant products, throughout the world.

    Going Concern-   The Company's financial statements have been presented
on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, obtaining additional financing or receiving additional capital. This raises substantial doubt about the Companys ability to continue as a going concern.

     On August 11, 1995, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a plan of reorganization (the Plan).
As of August 11, 1995, in accordance with AICPA Statement of Position 90-7
 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting and implemented the effects of such adoption in its balance sheet as of August 31, 1995.

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

    Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.
                                        F-8

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

        Accounts Receivable - The Company grants unsecured credit to virtually all of its customers with three customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited

                                        F-9

                             NOFIRE TECHNOLOGIES, INC
                           NOTES TO FINANCIAL STATEMENTS

     Revenue Recognition Revenues are recognized when our products are shipped.

     Cost of Sales - Cost of sales includes the following costs; material costs, freight in, direct labor and packaging costs. Indirect costs of sale items included as selling, general and administrative costs for the years ended August 31, 2004 and 2003 are as follows; shipping and handling costs $12,551 and $4,856, respectively, shipping and receiving labor of $10,900 and $8,361, respectively.

     Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were approximately $7,800 and $15,000 for the years ended August 31, 2004 and August 31, 2003, respectively.

     Research and Development Costs   Expenditures relating to the development
of new products and processes, including significant improvements to existing products are expensed as incurred. The Company has not incurred any research and development costs to be capitalized.

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

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, were applied, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                       Year ended
                                       August  31,
                                    2004             2003

Net loss available to common      (3,783,704)     $(1,107,418)
Shareholders, as reported
Deduct: Stock-based compensation,
Net of tax                        $ (459,513)      $ (566,000)
Net loss available to common        -------        -----------
Shareholders, pro-forma          $ (4,243,217)    $(1,673,418)
Basic earnings per share
     As reported                  $ (0.18)         $  (0.05)
     Pro-forma                    $ (0.20)         $  (0.08)
                                       F-10


                            NOFIRE TECHNOLOGIES, INC
                          NOTES TO FINANCIAL STATEMENT



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

     New Accounting Pronouncements - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 b ( SFAS No. 150 ), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability
(or an asset in some circumstances) because that financial instrument embodies \ an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after
June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before
the issuance date of SFAS No. 150 and still   existing at the beginning of
the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. The Company has adopted SFAS No. 150.
    In December 2003, the FASB revised SFAS No. 132 Employers Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact the Companys our results of operations, financial position or disclosures.
      In November 2004, the FASB issued FASB No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities.
F-11



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

       In February 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000, representing interest no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a warrant for the purchase of 50,000 shares of the Company s common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the date of this report, the note has not been paid.
   In February 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from the sale of the Company s New Jersey net operating loss. The Company also granted, to the accredited investor, a warrant for the purchase of 100,000 shares of the Company s common stock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. In July 2003, 50,000 shares of the Company s common stock were issued to this investor. The value of the shares issued was charged to interest expense.
       In March 2003 the Company received $88,811 from a stockholder, in exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company s patents.

NOTE 6 - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

     At August 31, 2004, settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $775,395,all of which are delinquent.
On August 30, 2004, the Company converted approximately $15,292 into an 8% convertible debenture.

NOTE 7   CONVERTIBLE DEBENTURES:

          On August 20, 2003, the Company issued, to an accredited investor, a $200,000 convertible debenture which matured on February 28, 2004, bearing interest at 8%. The debenture entitles the holder, on or before February 28, 2004, to convert the debt into common stock at a rate of one share for each $0.226 principal amount plus any outstanding accrued interest. The debenture contains a beneficial conversion feature, as the conversion price was less than the fair value of the common stock at the date of issuance.
     In August, 2003, as part of this transaction, the Company issued 100,000 shares of common stock and five-year warrants to purchase 1,000,000 shares of the Company s common stock at $0.30 per share to this accredited investor. The warrants vested immediately. The value attributed to these transactions and the beneficial conversion feature, totaling $160,000, has been charged to interest expense.
     In August 2004 the above debenture was reissued in the amount of $220,180 Which included interest to date. The debenture entitles the holder, on or before February 17, 2005, to convert the debt into common stock at a rate of one share for each $0.14 principal amount plus any outstanding accrued interest. The reissued debenture contains no beneficial conversion feature since the stock was quoted at $0.14 on that date.

                             NOFIRE TECHNOLOGIES INC.
                          NOTES TO FINANCIAL STATEMENTS

     Between September and November 2003, the Company issued to five accredited investors $230,000 of convertible debentures which mature between May and November 2004 bearing interest at 8% per annum. The debentures entitle the holders to convert the debt into common stock at a rate of one share for each $0.336 principal amount plus any outstanding accrued interest. In conjunction with this transaction, the Company issued warrants to the five investors, to purchase a total of 1,165,000 shares of the Companys common stock for $0.30-$0.32 per share, expiring in five years. The warrants vested immediately. Approximately, $20,000 was allocated to the beneficial conversion feature of these instruments.

     The value attributed to the warrants issued along with the debenture transactions above, totaling $138,000, has been charged to interest expense.

         In July 2004, $15,000 of debt was converted to equity at $.15 a share or 100,000 shares and another 30,000 shares were issued for services valued at $4,500.

         In August 2004, two debentures totaling $81,000, including accrued interest, was converted to common stock at $.12 or 675,000 shares. The $.12 per share was market price at the conversion date.

        In August 2004 two debentures totaling $100,000 were converted into common stock at the rate of 1 share for each $0.12.

         On August 30, 2004 the company entered into conversion of debt Agreement whereby officers and directors of the company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock. . The beneficial conversion feature related to these debentures has been valued at $2,588,056 and expensed, since predominately all of such debt was converted into equity in November 2004.

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

   In February 2003 the Company entered into a consulting agreement with Admiral Retz for the period of one year, whereby he will receive $3,000 per month from February 1, 2003 to July 31, 2003 and $5,000 per month from August 1, 2003 to January 31, 2004. In conjunction with this agreement the Company issued fully vested warrants to purchase 500,000 shares of the Company s common stock at $0.5625 per share. Such warrants have been valued utilizing the Black Scholes model, accordingly $25,000 has been charged to consulting expense as a bonus for the value of such warrants issued.
F-14

                            NOFIRE TECHNOLOGIES, INC.
                           NOTES TO FINANCIAL STATEMENT

NOTE 9 - SOURCES OF SUPPLY:

     Several components of the Company s products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company s products could be interrupted.

NOTE 10 - INCOME TAXES:

     No provision for current and deferred income taxes is required for the years ended August 31, 2004 and 2003.

     The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:
                                              2004           2003
                                           ---------      ---------
          Tax at statutory rate          $ 1,287,000    $ 377,000
          Permanent and other items       (1,090,000)     (66,000)
          State income tax, net of federal
            income tax benefit                32,000       33,000
          Valuation allowance               (229,000)    (344,000)
                                           ---------      ---------
                                           $    -         $    -
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

                                   NOFIRE TECHNOLOGIES, INC.
                                 NOTES TO FINANCIAL STATEMENTS

The Company has determined that the annual limitation under Internal Revenue Code Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010. Subsequent to the date of the Plan, the Company has generated approximately $8,190,000 in net operating losses.

     The significant components of the Companys net deferred tax asset are summarized as follows:
                                                    August 31,
                                             ------------------------
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
                                             $     -        $     _
                                             ==========     ==========

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Companys prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2004 and 2003.
     At August 31, 2004, the Company has federal and state net operating loss carry forwards for financial reporting and income tax purposes of approximately $9,085,000 and $1,180,000 respectively, which can be used to offset current and future taxable income through the year 2022.

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

NOTE 12 - WARRANTS:

     For the years ended August 31, 2004 and 2003, a summary of the status of warrants was as follows:

                                   NOFIRE TECHNOLOGIES, INC.
                                 NOTES TO FINANCIAL STATEMENTS

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
                               ==========   =====      ==========  =====


The following table summarizes warrant data as of August 31, 2004:

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

Information, at date of issuance, regarding warrant grants during the year ended August 31, 2004:

                               NOFIRE TECHNOLOGIES, INC
                             NOTES TO FINANCIAL STATEMENTS

                                      Shares       Weighted        Weighted
                                                   average         average
                                                   exercise        fair
                                                   price           value
                                   ------------   ------------   -----------
Exercise price exceeds
market price
Exercise price equals
market price                        44,203,345       $0.17         $0.08
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

     The weighted average grant date fair value of warrants granted during the year ended August 31, 2004 was $ 0.11. No warrants had been exercised by holders as of August 31, 2004

     In January 2003, the Company issued warrants to three employees to purchase a total of 80,000 shares of the Companys common stock for $0.25 per share, expiring in five years. The warrants vested immediately.

     In February 2003, the Company received $90,000 from an accredited investor, in exchange for a note, payable with an additional $5,000 representing interest no later than April 30, 2003. The note is collateralized by a security interest in funds to be received from certain future sales. The Company also granted, to the accredited investor, a five year warrant for the purchase of 50,000 shares of the Companys common stock at an exercise price of $0.25. Accordingly, the note has been discounted to reflect the issuance of the warrants. As of the date of this report, the note has not been paid.

     In February 2003, the Company received $54,652 from another accredited investor, in exchange for a note, bearing interest at 18% and payable no later than May 30,2003. The note is personally guaranteed by the Chief Financial Officer of the Company and is collateralized by a security interest in funds to be received from the sale of the companys New Jersey tax loss carry forward. The Company also granted, to the accredited investor, a five-year warrant for the purchase of 100,000 shares of the Companys common stock at an exercise price of $0.20. Accordingly, the note has been discounted to reflect the issuance of the warrants. In July, 2003, 50,000 shares of the Companys common stock were issued to this investor. The value of the shares Issued, $14,000, was charged to interest expense. The note was paid in December 2004.

     In June 2003, the Company issued 166,667 shares of the Companys common stock to an accredited investor at $.30 per share. The Company also issued, to the accredited investor, warrants for the purchase of 75,000 shares of the Companys common stock at an exercise price of $.50 per share expiring in five years. The warrants vested immediately
                                        F-18


                               NOFIRE TECHNOLOGIES, INC
                             NOTES TO FINANCIAL STATEMENTS

     In June 2003, the Company issued warrants to two individual investors to purchase a total of 10,000 shares each of the Companys common stock for $0.25 and $0.35 per share respectively, expiring in five years. The warrants vested immediately.

     In July of 2003 the Company issued five-year warrants to purchase a total of 85,000 shares of the Companys common stock three employees and an individual accredited investor at an exercise price of $0.28 per share. The warrants vested immediately.

     In July 2003 the Company issued five-year warrants to purchase 25,000 shares of the Companys common stock to an outside director at an exercise price of $0.30 per share. The warrants vested immediately.

     In July 2003, the Company issued five-year warrants to purchase 50,000 shares of the Companys common stock to an accredited investor at an exercise price of $0.20 per share. The warrants vested immediately.

     In July 2003, the Company issued warrants to a director to purchase a total of 700,000 shares of the Companys common stock for $0.30 per share, expiring in seven years, in settlement of $479,839 of interest owed to the director. The warrants vested immediately.

     In July 2003, the Company issued warrants to three officers to purchase a total of 1,475,000 shares of the Companys common stock for $0.30 per share, expiring in seven years. The warrants vested immediately.

     In August 2003, the Company issued five-year warrants to purchase a total of 77,500 shares of the Companys common stock to two accredited investors at an exercise price of $0.28 per share. The warrants vested immediately.

     In January of 2004 the Company issued five-year warrants to purchase a total of 28,500 shares of the Companys common stock to two employees and three individuals at an exercise price of $0.30 per share. The warrants vested immediately.

     In January of 2004 the Company issued seven-year warrants to purchase a total of 5,057,460 shares of the Companys common stock to three officers and two directors at an exercise price of $0.33 per share. The warrants vested immediately. As of August 30, 2004 these warrants were cancelled.

     In April 2004, the Company issued warrants to eight individuals to purchase a total of 100,000 and 20,000 shares of the Companys common stock for $0.50 and $0.35 per share respectively, expiring in five years. The warrants vested immediately.

     In June 2004 the Company issued five year warrants to purchase 6,700 shares of the Companys common stock for $0.30 for services. The warrants vested immediately.

                               NOFIRE TECHNOLOGIES, INC
                             NOTES TO FINANCIAL STATEMENTS

      In August 2004, the Company issued five-year warrants to purchase a total of 1,650,000 shares of the Companys common stock to an accredited investor at an exercise price of $0.14 per share. These warrants were issued for the receipt of $100,000 in debt, penalties for the failure to repay $300,000 of past due debts and the inducement to restructure the terms of the $300,000 in past due debts. The warrants vested immediately. In September 2003, this same debt holder had 504,435 warrants cancelled and reissued with new terms expiring in five years exercisable at $.30 per share. The value of such warrants of $188,000 was recorded as an expense.

     During the year ended August 31, 2004, warrants to purchase 7,489,705 shares of the Companys common stock expired unexercised.


     In August 2004 three officers and two directors and a creditor cancelled 8,692,619 warrants in conjunction with a debt conversion agreement.


NOTE 13 - SUBSEQUENT EVENTS:

     In November 2004 two convertible debentures totaling $55,000 including interest, were converted into the Companys common stock at the rate of one share for each $0.14.

     In conjunction with the above one investor cancelled 125,000 warrants.

     In November 2004 two accredited investors purchased a total of 285,714 shares of the Companys common stock at $.14 per share. In addition the company] issued 882,142 five-year warrants exercisable at $0.14 per share.

     On November 1, 2004, the company agreed to a conversion of debt whereby certain officers, directors and creditors converted $1,283,400 of 8% convertible debentures into 9,323,444 of common stock at $0.14 per share.

    In addition these individuals have the right to purchase warrants at an amount equals to 3 times the conversion amount.






