Form 10QSB/A
period 2004-11-30
NOFIRE TECHNOLOGIES INC
filed 2005-05-02
CIK 823070

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
                                              ==========    ==========




See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2004


NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSBA for the year ended August 31, 2004 (the "10-KSBA") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSBA for the most recent fiscal year.


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


Item 3  CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION



Item 1. Legal Proceedings

   None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits 31.1 31.2  Certification of Financial Information

Exhibit 32.1 32.2  Sarbanes-Oxley Act Section 906 Certification


On November 3,2004 an 8K was filed under section 5.01 (Changes in control of Registrant) (See Note 5 Convertible Debentures above)





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2005              NoFire Technologies, Inc.


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