Form 10QSB
period 2005-05-31
NOFIRE TECHNOLOGIES INC
filed 2005-07-19
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31, 2005
           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from _________

                      Commission File Number: 0-19945

                         No Fire Technologies, Inc.
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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 34,779,122 shares of Common Stock as of July 15, 2005.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1



                    NO FIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of May 31, 2005 (unaudited)
         and August 31, 2004                                  3

         Statements of Operations for the Nine Months
         and Three Months ended May 31, 2005
         and 2004 (unaudited)                                 5

         Statements of Cash Flows for the
         Nine Months ended May 31,2005 and 2004
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       14

Item 3.  Controls and Procedures                             16


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                  16

Item 2.   Sales of Unregistered Securities                   16

Item 6.   Exhibits                                           17

          Signatures                                         17

         Certification of Financial Information             Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification       Exhibits 32.1 32.2



















                                  Page 2



              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NO FIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                                 May 31,    August 31,
                                                  2005         2004
                                              -----------   ----------
                                               (UNAUDITED)    (AUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $ 9,217   $   33,706
    Accounts receivable - trade                    3,211       15,962
    Inventories                                   88,791       86,113
    Prepaid expenses and other current assets     17,884       12,294
                                               ---------    ----------
    Total Current Assets                         119,103      148,705
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           3,106        4,399
                                               ---------    ----------
OTHER ASSETS:
    Patents, less accumulated amortization of
      $1,531,779 at May 31, 2005 and
      $1,528,023 at August 31, 2004                1,253        5,008
    Security deposits                             25,750       24,880
    Foreign tax credits                           46,500          -
                                              ----------     ---------
                                                  73,503       29,888
                                              ----------     ---------
                                              $  195,712    $ 182,992
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




                              NO FIRE TECHNOLOGIES, INC.
                                  BALANCE SHEETS

                                                       May 31,    August 31,
                                                        2005         2004
                                                   -----------    ----------
                                                   (UNAUDITED)     (AUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $1,153,426     $1,153,426
    Accounts payable and accrued expenses              642,330        481,234
    Loans and advances payable to
      stockholders                                     233,621         29,071
    Deferred salaries                                  702,872        504,195
    Loans payable                                      337,611        250,173
    Convertible Debentures 8%                          469,928        482,208
                                                     ----------      ---------
    Total Current Liabilities                        3,539,788      2,900,307
                                                     ----------      ---------

LONG TERM LIABILITY
     Convertible Debenture 8%                            -          1,610,294


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized -150,000,000 shares
      Issued and outstanding  34,791,622
      shares at May 31, 2005 and 21,744,019
      shares at August 31, 2004                        347,916      4,348,804
      Capital in excess of par value                13,172,317      6,774,313
      Accumulated Deficit                          (16,854,334)   (15,450,726)
      Unearned Compensation                             (9,975)

                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (3,344,076)    (4,327,609)
                                                    ----------     ----------
                                                    $  195,712     $  182,992
                                                    ==========      ==========














See accompanying notes to financial statements

                   NO FIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS





                                       For the Nine Months         For the Three Months
                                         Ended May 31,                Ended May 31,
                                        2005        2004           2005         2004
                                    ----------   ----------     ----------   ----------
                                          (UNAUDITED)               (UNAUDITED)

NET SALES                            $ 464,691    $ 385,875     $ 274,777    $ 252,332
                                    ----------   ----------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                      170,742      128,339        61,963       68,473
    Research and development costs      36,773       50,620        14,805       19,006
    General and administrative       1,010,250      830,492       478,113      300,312

                                    ----------   ----------     ---------    ----------
                                     1,217,765    1,009,451       554,881      387,791
                                    ----------     ---------     ----------   ----------
LOSS FROM OPERATIONS                  (753,074)    (623,576)     (280,104)    (135,459)
                                    ----------   ----------     ----------   ----------
OTHER EXPENSES:
    Interest expense                   693,690      232,191       515,434       22,489
    Interest income                         70         (225)          225          (75)

                                    ----------   ----------     ----------   ----------
                                       693,760      231,966       515,659       22,414
                                    ----------   ----------     ----------   ----------

                                    ----------   ----------     ----------   ----------
LOSS BEFORE INCOME TAXES          $ (1,446,834) $  (855,542)    $ (795,763)  $ (157,873)

INCOME TAX BENEFIT-Net                  43,225       43,290            -           -
                                    ----------   ----------     ----------   ----------
NET LOSS                          $ (1,403,609) $  (812,252)    $ (795,763)    (157,873)

                                    ==========   ==========     ==========   ==========
 (LOSS) PER SHARE, BASIC AND
 DILUTED                            $ (0.047)  $   (0.045)    $   (0.025)   $   (0.008)
                                    ==========   ==========     ==========   ==========

  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       31,401,705   20,939,019    31,401,705    20,939,019
                                    ==========   ==========    ==========    ==========










See accompanying notes to financial statements

                   NO FIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                       For the Nine Months
                                                          Ended May 31,
                                                         2005       2004
                                                      ---------    ---------
                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                       $(1,403,609)    $(812,252)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                   5,048         6,698
        Amortization of interest expense for
          discount on convertible debentures          423,059       138,000
        Repricing of warrants                          50,860          -
        Warrants issued with debt conversion          105,000          -
        Warrants and shares issued in exchange
        for services                                    8,884          -

        Changes in operating assets and liabilities

             Inventory                                  (2678)      ( 1,500)
             Accounts receivable - trade                12,751       41,964
             Prepaid expenses and other                 (5,590)     (13,111)
             Accounts payable and accrued expenses     139,491       15,250
             Deferred salaries                         198,677       189,570
             Foreign tax credit                         46,500          -
                                                    ----------       ---------
 Net cash flows from operating activities             (421,607)     (435,381)
                                                    ----------       ---------



CASH FLOWS FROM INVESTING ACTIVITIES:

           Security deposits                         (870)          (5,501)
                                                   ---------        --------
NET CASH FLOWS FROM INVESTING ACTIVITIES              (870)          (5,501)
                                                   ---------        --------


See accompanying notes to financial statements

                               NO FIRE TECHNOLOGIES, INC.
                               STATEMENTS OF CASH FLOWS


                                                For the Nine Months
                                                   Ended May 31,
                                                 2005         2004
                                               ---------      ---------
                                                    (UNAUDITED)
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock,
     net of related expenses                   $  106,000  $       -
   Payments on advances from stockholders
   Loans and advances from stockholders           204,550        57,776
   Proceeds from issuance of convertible
     debentures                                        -        230,000
   Proceeds from short-term loans                  87,438       (43,290)
                                                 ----------    ----------
Net cash flows from financing activities          397,988        244,486
                                                 ----------    ----------
NET CHANGE IN CASH                                (24,489)      (196,396)

CASH AT BEGINNING OF PERIOD                        33,706        197,161
                                                 --------     ----------
CASH AT END OF PERIOD                         $     9,217    $       765
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                    $  6,878       $ 1,154
                                                ==========    ==========

Income taxes paid (received)                      (43,225)     $(43,290)
                                                ===========    =========

Common stock issued

   Conversion of convertible debt              $ 1,614,434     $  -
   Settlement of debt                               10,000        -
                                                ==========    ==========




See accompanying notes to financial statements

                        NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 2005


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

NOTE 3- Summary of significant accounting policies:

     Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of warrants outstanding is not included since it would be anti-dilutive.

     Equity Based Compensation- The Company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, in the opinion of management, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income (loss) and earnings (loss) per share disclosures as well as various other disclosures. The Company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (FAS 148).

                        NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                              May 31, 2005

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model were applied, the resulting pro-forma net income (loss) available to common shareholders and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                  For the Nine months    For the three  months
                                        ended                    ended
                                    5/31/2005  5/31/2004   5/31/2005 5/31/2004
Net loss available to common
Shareholders, as reported       $(1,403,609)  $(812,252) $ (795,763) (157,873)
Deduct: Stock-based compensation
Net of tax                          133,000     459,513         0        0
Net loss available to common
Shareholders, pro-forma           1,536,609   1,271,765      795,763  157,873
Basic earnings per share:
     As reported                   $ (0.047)  $(0.045)     $ (.025)  $ (.0008)
     Pro-forma                     $ (0.048)  $ (0.06)     $ (.025)  $ (.0008)


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the nine months ended May 31, 2005 and 2004.In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                        For the nine  months ended
                                        May 31,2005    May 31,2004

Risk free interest rate                   4.0               4.0
Expected life                           5 YEARS           6.5 YEARS
Dividend rate                             0.00%             0.00%
Expected volatility                        73%               18%

  New Accounting Pronouncements -
FASB 151    Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43,relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criteria specified in ARB No. 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this

                        NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                               May 31, 2005

Statement will have no impact on the financial statements of the Company once adopted.

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

FASB 153   Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004)   Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges it?s equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entities equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and

                        NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2005
EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans.

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


                       NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                              May 31, 2005
The Company has a liability for settled claims payable to creditors in connection with its reorganization under the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.

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

NOTE 5   Convertible debentures:

On August 30, 2004 the Company entered into a Conversion of Debt Agreement, whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allowed for a conversion at the rate of $0.14 per share of common stock of unpaid principal and accrued interest.

On November 30, 2004 $ 1,283,400 of the above debenture was converted into the Companys common stock.

In December 2004 the balance of the Convertible Debenture totaling $326,894 was converted into the Companys common stock.

In addition warrants were issued at the rate of 3 times the number of Shares

During the nine months, two accredited investors converted $55,000 of their Convertible Debentures into 659,003 shares of the Companys common stock.

During the nine months, $400,000 of Convertible Debentures previously Issued were reissued to include interest and penalties in the amount of $69,928.

In conjunction with the above the Company issued 1,200,000 $0.22 ten Year warrants to purchase the Companys common stock. The warrants vested immediately. The Company charged $ 423,059 to interest expense on this transaction.

Note 6- Equity transactions

In May 2005 pursuant to a proxy statement filed, the Company increased its authorized Common Stock to 150,000,000 shares, par value $.01.

During the nine months ended May 31, 2005 4,146,980 warrants expired.

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

                      NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2005



In February 2005, a creditor converted a $10,000 note into 50,000 shares of the Companys common stock at $.20. He also received 125,000 5 year warrants convertible at $.20 per share. The warrants vested immediately.


In February 2005 the Company issued to a director 700,000 10 year warrants convertible at $.22 per share. The warrants vested immediately.

On March 17, 2005 an accredited investor purchased 214,286 shares of the Companys common stock for $30,000 and was also issued 642,858, five year warrants exercisable at $0.14 per share. The warrants vested immediately.

On March 15, 2005, a creditor converted approximately $10,000 of debt into 30,000 shares of the Companys common stock at $.20 per share.
He also received 40,000 5 year warrants convertible at $.20 per share. The warrants vested immediately.

In conjunction with the above 60,000 $.20 per share five-year warrants were issued as a modification to an existing consulting agreement. These warrants vest at a rate of 5,000 per month for one year.

In addition 60,000 shares of the Companys common stock are to be issued as consulting compensation over a one year period beginning March 15, 2005 at 5000 shares in each monthly period. As of May 31, 2005 12,500 shares of common stock have been recorded as earned.



NOTE 7- Subsequent events

In June 2005 an officer of the Company advanced loans to the Company in the amount of $44,100 at 15% interest per annum.


In May of 2005 a judgment was entered against the Company in the amount of $106,402.59 representing principal, interest, and legal fees on a past due note payable of $88,811.25. A settlement was reached in the matter by agreeing to make four payments of $22,202.81 beginning June 1, 2005. When all payments are made, the matter will be considered fully settled. The first two payments were made on time by an officer of the Company.

                        NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                              (Unaudited)
                              May 31, 2005


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


COMPARISION NINE MONTHS AND THREE MONTHS ENDED MAY 31, 2005 AND 2004

Sales of $464,691 for the nine months ended May 31, 2005 represented an increase of 20.4% from the $385,875 for the comparable nine-month period of the prior year. Cost of goods sold during the same periods increased from $128,339 to $170,742 resulting in a gross profit of $293,949 compared to $257,536 in the prior year. Selling and general administrative expenses for the nine months ended May 31, 2005 were $1,010,250, representing an increase of $179,758 or 21.6% from the $830,492 of the similar period of the prior year.

                        NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2005



Sales of $274,777 for the three months ended May 31, 2005 represented an increase of 8.9% from the $252,332 for the comparable three-month period of the prior year. Cost of good sold during the same periods decreased from $68,473 to $61,963 resulting in a gross profit of $212,814 compared to $184,000 in the prior year. Selling and general administrative expenses for the three months ended May 31, 2005 was $478,113, representing an increase of $177,801 or 59.2% from the $300,312 of the similar period of the prior year.

The main components of the changes in the nine-month period are as follows.

                       May 31,       May 31,
                        2005          2004         Difference
                      --------       --------      ----------

Material              $165,564       $125,263       $40,301
Testing                 36,773         50,620       (13,847)
Bad debt expense        62,088            -          62,088
Compensation expense    70,565            -          70,565
Mfg. Overhead           34,754         42,492        (7,738)
Rent                   101,498         96,665         4,833
Commissions             62,984         57,531         5,453
Salaries and fringes   438,118        422,977        15,141
Insurance               70,674         40,647        30,027
Professional fees       96,355        110,860       (14,505)
Interest expense       693,689        232,191       461,498


During the period ended May 31, 2005 and May 31, 2004 the Company realized approximately $50,000 and $43,000 respectively through the sale of a portion of its New Jersey Operating Loss Carry Forward under a program sponsored by the state.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2005 the Company had a cash balance of $9,217.

In order to fund continuing operations during the nine months ended on that date, the Company issued to two accredited investors 285,714 shares of the Companys common stock for $40,000. In addition the Company issued
857,145 $0.14 ten-year warrants to purchase the Companys common stock.
The warrants vested immediately. During January 2005 an accredited investor loaned the company $65,000 in exchange for a one year 15% note. The note is collateralized by future sales of New Jersey State Carryover Losses and 500,000 shares of the Companys common stock, which is being held in escrow. In addition 65,000 shares of the Companys common stock was issued as an additional fee. During February 2005 the Company established a line of credit of $25,000 from MBNA-Business
Elite.

On March 17, 2005 an accredited investor purchased 214,286 shares of the Companys common stock for $30,000 and was also issued 642,858 5-year warrants exercisable at $0.14. The warrants vested immediately. In June an officer of the Company advanced loans to the Company in the amount of $44,100 at 15% interest per annum. (see subsequent events)

The Company has deferred payment of $1,153,426 of the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, Page 15


                        NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2005

1997, 1998 and 1999. Of that deferred amount, $775,394 is due to officers and directors of the Company. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing.

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

There have been no changes in internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    In May of 2005 a judgment was entered against the Company in the amount of $106,402.59 representing principal, interest, and legal fees on a past due note payable of $88,811.25. A settlement was reached in the matter by agreeing to make four payments of $22,202.81 beginning June 1, 2005. When all payments are made, the matter will be considered fully settled. (see subsequent events).

Item 2.  Sales of Unregistered Securities

On August 30, 2004 the Company entered into conversion of debt agreement whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allowed for a conversion at the rate of $0.14 per share of common stock.

On November 30, 2004 $1,283,400 of the above debenture was converted Into 9,323,444 of the Companys common stock and 27,970,332 of the Companys warrants convertible at $0.14 per share.

In December 2004 the balance of the Convertible Debenture totaling $326,894 was converted into 2,393,370 the Companys common stock and 7,180,110 of the Companys warrants convertible at $0.14 per share.

During the period two accredited investors converted $55,000 of their Convertible Debentures into 659,003 shares of the Companys common stock.

On November 30, 2004 the Company issued to two accredited investors 285,714 shares of the Companys common stock for $40,000. In addition the Company issued 857,145 $0.14 ten-year warrants to purchase the Companys common stock. The warrants vested immediately.
Page 16


                         NO FIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2005

During January 2005 an accredited investor loaned the Company $65,000 on a one year 15% note. The note is collateralized by future sales of New Jersey State Carryover losses and 500,000 shares of the Companys common stock, which is being held in escrow.

In addition 65,000 shares of the Companys common stock were issued as an additional fee.

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

On March 15, 2005, a creditor converted approximately $10,000 of debt into 30,000 shares of the Companys common stock at $.20 per share.
He also received 40,000 5 year warrants convertible at $.20 per share. The warrants vested immediately.

In conjunction with the above 60,000 $.20 five-year warrants were issued as a modification to an existing consulting agreement. These warrants vest at a rate of 5,000 per month for one year.

In addition 60,000 shares of the Companys common stock are to be issued as consulting compensation over a one year period beginning March 15, 2005 at 5000 shares in each monthly period. As of May 31, 2005 12,500 shares of common stock have been recorded.


ITEM 6.  EXHIBITS

         Certification of Financial Information             Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification       Exhibits 32.1 32.2


SIGNATURES

In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2005               No Fire Technologies, Inc.


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


Page 17