Form 10KSB
period 2005-08-31
NOFIRE TECHNOLOGIES INC
filed 2005-12-30
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2005

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

21 Industrial Avenue, Upper Saddle River, New Jersey 07458
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (201) 818-1616

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.01 per share


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


Issuer's revenues for its fiscal year ended August 31, 2005 $543,801


Aggregate market value of the voting stock held by     $1,379,665
non-affiliates as of December 20, 2005


Number of shares of common stock outstanding as of
December 20, 2005                                      34,806,621


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

The Company has developed intumescent products intended to eliminate or minimize these deficiencies and (i) provide significant protection for a wide range of substrates with relatively thin coats of fire protective material,
(ii) be useful over a wide temperature range and (iii) utilize a water based, nontoxic formula. The NoFire products are manufactured based on formulas that combine a fluid intumescent with fibers of various sizes and types, which together provide the desired fire redundancy. The NoFire liquid formulas are covered by three United States Patents and corresponding patents and patent applications in over 30 foreign countries. The United States Patents are:

No. 4,879,320 - Intumescent Fire-Retardant Coating Material, issued
November 7, 1989, No. 4,965,296 - Intumescent Fire-Retardant and Electrically-Conductive Coating Material, issued October 23,1990 and No. 5,723,515 Intumescent Fire-Retardant Composition for High Temperature and Long Duration Protection, issued March 3, 1998.

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

COMPETITION

There are many types of fire retardant products in general use today for many different applications. In addition to intumescent products, ablative, insulative and cementitious products are used, depending on the particular application, severity of fire retardant requirements, weight, space restrictions and cost. Competition for the NoFire products may include all of these types of fire retardants and will depend on the particular application targeted. Typically, each application has a product or fire retardant technique of choice, which is usually the least expensive fire protection that meets the necessary requirements. Among the Company's primary competitors (products) are: W.R. Grace & Co. (Monocote); Carboline Company (Pyrocrete, Pyrolite, Nullifire); U.S. Gypsum (gypsum board); Stanchem Manufacturing (Albiclad); A/D Fireproofing (A/D Firefilm); PPG Industries (PittChar); DuPont (Nextel); Textron, Inc. (Chartek); Minerals Technology, Inc. (Firex); Herbert Co. (Unitherm); and various wood coatings manufactured by Albi, American Vamag, 3M and DuPont. Such products may have a competitive advantage over the NoFire products because they either have an established share of the market, are well publicized and recognized, and/or are manufactured by companies having far greater resources than the Company.

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

MAJOR CUSTOMERS

The Company s two largest customers during the most recent fiscal year represented %38.6 and %16.8 of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.

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

Various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-
2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and
IEEE 383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754(18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy s Qualified Product List (QPL), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organization s SOLAS codes by the U.S. Coast Guard and four of the world s major ship registries, and were approved by Det Norske Veritas for distribution in the European Community (EC). The Company also has state and city approvals from such as the states of California and Rhode Island and a MEA (Material Equipment Acceptance) from the City of New York.

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

EMPLOYEES

As of   December 20, 2005, the Company had seven employees, six of whom were full-time employees.

Item 2. DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial Avenue,
 Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space pursuant to a lease expiring August 31, 2008. Monthly rent payments for the year ending August 31, 2004 were approximately $10,741. Monthly rent payments for the year ended August 31, 2005 are approximately $11,278.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On March 4, 2005 the Company filed a Form 14c which showed a change in the Companys certificate of incorporation. This change increased the authorized shares of the Companys common stock from 50,000,000 to 150,000,000 and changed the par value from $.20 to $01. This change was approved by a majority of the shareholders.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION The Company's shares are quoted on the "OTC Bulletin Board". Pink Sheets, LLC, formerly The National Quotation Bureau, reported the following high and low bid quotations which reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


                     2004-2005             2003-2004
Quarter Ended      High      Low         High      Low
-------------      ----      ---         ----      ---
November 30      $0.31    $0.11          $0.27     $0.27
February 28      $0.29    $0.16          $0.30     $0.30
May 31           $0.34    $0.20          $0.15     $0.14
August 31        $0.23    $0.21          $0.12     $0.12




(b) HOLDERS As of August 31, 2005 there were approximately 256 holders of record of the Company's outstanding Common Stock.

(c) DIVIDENDS The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its operations. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES
The following table sets forth information regarding sales or issuances of our securities without registration under the Securities Act 0f 1933 as amended during the two years ended August 31,2005. All sales were made solely to accredited investors, without a broker, and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 under Regulation D.






                                Conversion
                                  Price
Date        Title     Number    Cash Price     Notes
 6/03       common    166,667     0.30
 8/04       common    675.000     0.14
 9/04       common     71,428     0.14
 9/04       common    214,428     0.14
 9/04       common    659,003     0.14  (1)
 9/04       common  9,323,444     0.14  (1)
 9/04       common     14,286     0.14  (3)
 9/04       common     12,500     0.23  (4)
12/04       common  2,271,941     0.14  (1)
 1/05       common    121,429     0.14  (1)
 2/05       common     50,000     0.20  (2)
 2/05       common     65,000     0.28  (3)
 3/05       common    214,286     0.14
 5/05       common     30,000     0.30  (2)
 8/05       common     15,000     0.22  (4)



(1) Issued in conjunction with a conversion of 8% Convertible Bonds
(2) Issued in conjunction with conversion of debt
(3) Issued as fees
(4) Issued for services rendered

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company continues product development and application testing. As a result these activities, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications have been filed resulting in the issuance of six patents since August 1995, and two applications awaiting action by the U.S. Patent Office

Item 1 - Business of the Company. Marketing efforts to develop new applications and establish new customers were continued in fiscal 2005. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2006 and beyond.

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year Mr. Oolie advanced to the Company $290,728. The Company is accruing interest on the advance at the rate of 15% per annum.

On January 13, 2005 an accredited individual loaned the Company $65,000. The note is due January 12, 2006 and bears interest at the rate of 15% per annum.

In conjunction with the above the Company issued as a fee 65,000 shares of the Companys common stock. In addition the Company pledged as collateral the net proceeds of the sale of the 2004 New Jersey carry forward loss, and 500,000 shares of the Companys common stock to be held in escrow.

In December 2005 $35,856 was paid, on the collection of the above sale, to the lender.

During the fiscal year two accredited investors purchased 500,000 shares of The .Companys common stock for $70,000. In addition they received 1,500,000 ten-year warrants exercisable at $.14 per share. The warrants vested immediately.

In September 2005 an accredited individual loaned the Company $100,000 at 15% interest. The note is due in one year and is collateralized by 2,000,000 shares of the Companys common stock to be held in escrow. An officer of the Company also guaranteed the debt.

During the year, the officers deferred an additional $448,192 of their salaries

Also in fiscal 2005, $49,928 was obtained through an additional sale of a portion of the Company s New Jersey Operating Loss Carry Forward under a program sponsored by that state.

Because of limited cash resources, the Company has deferred payment of $378,031 from the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering.

There is no assurance that revenues from sales, and/or financing efforts described above will be sufficient to fund the Company's cash requirements in the future.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2005 AND 2004

Sales of $543,801 represented an increase of $55,519 or 11.4% from the $488,282 in the prior year.

The net loss of $1,734,935 for fiscal year 2005 was $2,048,769 or 54.2% less than the net loss of $3,783,704 in the prior year.

General and administrative expenses and research and development costs of $1,371,358 in fiscal year 2005 were $159,698 or 13.2% more than the prior year.

The main components of the changes are as follows:


                               8/31/2005       8/31/2004    Difference


Material                      $  210,856       $  167,982   $   42,874
Testing                           52,359           62,969      (10,609)
Mfg O/H                           45,452           54,147      ( 8,695)
Rent                             135,332          128,887        6,445
Officers Salaries                508,481          488,213       20,268
Repricing warrants                35,310              0         35,310
Professional Fees                117,663          162,980      (45,317)
Insurance                         84,126           63,566       20,560
NJ Tax Refund                     49,928           43,290        6,638
Interest Expense                 739,631        2,943,971   (2,612,110)
Bad Debt Expense                 108,588              -        108,588
Corporate Stock Fees              11,731            7,533        4,198




The $2,612,110 decrease in interest expense resulted mainly from an amount charged for the value of warrants issued to officers and directors in conjunction with the debt conversion on August 30, 2004.

During the fiscal years 2004 and 2005, the Company realized approximately $43,000 and $49,928 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

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

Accounting for Income Taxes

As part of the process of preparing the Companys financial statements the Company is required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such going Concern

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the least two years ended August 31, 2005 and 2004. The Company lacks sufficient capital to pay their debts timely. Those conditions raise substantial doubt about the abilities to continue as a going concern. The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern

Accounting for Stock Based Compensation

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

Item 7. FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal years ended
August 31, 2005, and August 31, 2004 together with the report thereon by the Company's independent auditors, are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Company dismissed it auditors Radin, Glass and Co., LLP as the principal independent accountant effective March 22, 2005. They were engaged as the principal accountant in April 2004 The Company engaged Sherb & Co., LLP as its new independent registered public accountants.

The decision to change accountants was approved by the Board of Directors of the Registrant.

During the fiscal year August 31 2005, and the subsequent interim period through the date in the change in auditors, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

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

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:


Name                         Age        Position

Samuel Gottfried              59        Director, Chief
                                        Executive Officer,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Sam Oolie                     69        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer,
                                        Chief Financial Officer
                                        and Treasurer

Bernard J. Koster             72        Director

Gerald H. Litwin              63        Director

Alphonso Margino              67        Secretary





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

Samuel Gottfried
Dr. Gottfried was named a director of the Company and appointed President of its fire retardant products subsidiaries in August 1991. He was appointed Interim Chairman of the Board and Chief Executive Officer on August 14, 1992 until August 15, 1995. On August 16, 1995 he was elected President, Chief Technical Officer and Assistant Treasurer of the Company. On January 1, 2003 he was elected Chief Executive Officer. Dr.Gottfried holds a doctorate in electrical engineering from New York University and a Ph.D. in electro physics from the Polytechnic Institute of New York.

Bernard J. Koster
Mr. Koster has served as a Director of the Company since September 1993. Mr. Koster is an attorney and accountant and since January 1, 1993 has been of counsel to the law firm of Litwin & Tierman, P.A., formerly Gerald H. Litwin, P.A.

Gerald H. Litwin
Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past five years, Mr. Litwin, an attorney, has been a principal in the law firm of Litwin & Tierman, P.A., and previously was the principal of Gerald H. Litwin, P.A. Mr. Litwin's firms served as the Company's General Counsel, and his current firm continues to provide certain legal services to the Company.

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


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2005, 2004, and 2003, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.

SUMMARY COMPENSATION TABLE

For the Years Ended August 31, 2005, 2004, and 2003


Name and               Year Ended  Salary    Salary     Options  All other
Principal Position     August 31   Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------

Samuel Gottfried
Chief Executive Officer   2005     $ 29,180  $188,779
from January 1, 2003      2004     $ 49,217  $144,837     (4)(5)    None
and Chief Technical       2003     $ 43,168   $99,759     (3)       None
Officer And Assistant
Treasurer from August 1



Sam Oolie                 2005     $  8,616  $210,187
Chairman of the Board,    2004     $ 44,591  $145,433    (4)(5)     None
Chief Operating Officer   2003     $ 30,668  $101,530     (3)       None
And Chief Executive Officer
until July 26, 1999, and
Chief Financial Officer
Since January 2, 2003


William A. Retz           2005        None   None
Chief Executive Officer   2004        None   None         (2)     $25,000
from September 1, 2000    2003     $ 19,038  $ 38,076     (3)    $113,811
until January 2, 2003

Alfonso Margino           2005      $15,000   $61,660
Vice President and        2004      $24,087   $58,708     (4)     None
Secretary since           2003      $21,585   $51,740     (3)     None
June 15, 1998





Note (1) Amounts shown as salary deferred are payable when revenues or financings permit payment as determined by the Board of Directors.

Note (2) Consulting agreement as discussed below.

Note (3) On September 5, 2000 the Company s Executive Committee authorized the issuance of a five-year warrant to Dr. Gottfried for 278,000 shares at an exercise price of $0.50 per share. This warrant became fully vested on September 5, 2001. On November 5, 2001, a five- year warrant was issued to Radm Retz for 100,000 shares at an exercise price of $0.35 per share with immediate vesting. On November 5, 2001, expiring warrants were replaced with new five-year warrants at an exercise price of $0.35 per share to the following officers: Mr. Oolie, 300,000; Dr. Gottfried, 160,000; and
Mr. Margino, 100,000. The replacement options were immediately vested. On
July 22, 2003, seven-year warrants were issued at an exercise price of $0.30 per share to the following officers: Mr. Oolie, 725,000; Dr. Gottfried 500,000; and Mr. Margino, 250,000. In conjunction with a debt conversion agreement all of the above warrants have been cancelled as of August 30, 2004 (see note 4 below)

Note (4) On August 30, 2004 the Company entered into conversion of debt agreement whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock.

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

The following table sets forth as of December 20, 2005 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.


Name and Address           Shares Beneficially      Approximate
Beneficial Owner            Owned including       Percent of Class
   (1)                          Warrants
----------------           -------------------      --------------------

Sam Oolie                        18,384,127                 38.6%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 15,700,123                 34.3%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                 8,656,568                  21.1%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                  1,226,652                 3.4%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                 7,471,600                  18.4%
Two University Plaza
Hackensack, NJ  07601

Lavin Holdings, LLC                    7,515,388            21.5%

Carole Salkind                    5,140,435                 14.7%

John Cavanna                      4,045,287                 10.9$





All officers and directors      51,439,070                  72.3%
as a group (five persons)





Note (1) As of December 20,2005, there were 34,806,622 shares of Common
Stock issued and outstanding. Percentage of Class for all officers and directors as a group is computed on 71,148,576 shares. Percentage of class for Lavin Holdings LLC, Carole Salkind and John Cavanna and NF Partners is computed on outstanding common stock in the amount of 34,806,622


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 05% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 05% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2004 the Company believes that no director or officer of the Company or beneficial owner of more than 05% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of loans made to fund the Company's operations during its trusteeship under a Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,137 to Mr. Oolie, and $10,918 to Mr. Koster. Mr. Koster and Mr. Oolie converted their claims into a convertible debenture on August 30, 2004
(see below)

On August 30, 2004 the company entered into conversion of debt agreement whereby officers and directors, consultants of the company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock. Additional interest on such debt was converted at the same rate in November and December 2004.

In addition warrants were issued at the rate of 3 times the number of shares. The total amount of shares and warrants issued for the $1,614,434 of debt Converted was 11,716,512 shares of common stock and 35,614,434 warrants as shown in the schedule below.


A schedule of the conversion is shown below:

Name                  Debt Converted        Shares        Warrants
---------              ---------------    ------------  -------------
Sam Oolie            $ 540,422            3,923,531     11,770,596
Samuel Gottfried       499,314            3,625,030     10,875,093
Alfonso Margino        275,726            2,008,642      6,025,026
Gerald Litwin          258,681            1,867,900      5,603,700
Bernard Koster          15,292              110,713        332,139
Mitchell Goldstone      25,000              180,998        542,994




All of the above was converted during the fiscal year

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

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A., and provides certain legal services to the Company. At August 31,2005, the Company was obligated to that firm in the amount of $301,222,.Expenses in fiscal 2005 were $33,980 for legal services, and in fiscal 2004, $ 17,461 in fees. In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof. In August 2005 the balance of the bankruptcy debt was converted to an 8% convertible debenture. In July 2003, the Company issued warrants to Mr. Litwin to purchase a total of 700,000 shares of the Company s common stock for $0.30 per share, expiring in seven years, in settlement of interest owed to Litwin & Tierman. The warrants vested immediately. In August 2004, as part of the issuance of the convertible debenture, these warrants were cancelled.

During three fiscal years ended 2005, the officers deferred a total of $1,100,709 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $54,048 at August 30, 2005.

On November 14, 2005, in conjunction with loans made to the Company. Mr. Oolie was issued 1,000.000 ten year warrants. These warrants were issued at $.20 and vested immediately.


Item 13. EXHIBITS

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1. FINANCIAL STATEMENTS


Index to Financial Statements                             F-1

Report of Independent Registered Public Accounting Firm
Sherb & Co., LLP.                                         F-2

Report of Independent Registered Public Accounting
Firm Radin, Glass & Co., LLP.                             F-3


Financial Statements:

  Balance Sheet as of August 31, 2005                     F-4

  Statements of Operations for the Years
    Ended August 31, 2005 and 2004                        F-5

  Statements of Changes in Stockholders' Equity
    (Deficiency) for the years ended August 31,2005
     and 2004  )                                          F-6





Statements of Cash Flows for the Years

        Ended August 31, 2005 and 2004   and                 F-7

      Notes to Financial Statements                      F-9 to F-20

2.  EXHIBITS
        Code of Ethics                                Exhibit 1




Certification of Financial Information Exhibits 31.1 31.2

Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended August 31, 2005 and 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10QSB were approximately $23,021 and $18,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended August 31, 2005 and 2004 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $ 0 for each year.

TAX AND OTHER FEES

There aggregate fees billed for the fiscal years ended August 31, 2005 and 2004 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $4,000 and $3,000, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

We did not have any non-audit services provided by our principal accountants during fiscal 2005 or 2004.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOFIRE TECHNOLOGIES, INC.



Date: December 30, 2005                      By: /s/ Sam Gottfried
                                        ------------------------
                                        Sam Gottfried,
                                        Chief Executive Officer



Date: December 30, 2005                      By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie
                                        Chief Financial Officer





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                December 30, 2005
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               December 30, 2005
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               December 30, 2005
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               December 30, 2005
Sam Oolie, Director







INDEX TO FINANCIAL STATEMENTS


                                                               Page
                                                              ------
Report of Independent Registered Public Accounting Firm
Sherb & Co., LLP                                              F-2


Report of Independent Registered Public Accounting Firm
Radin, Glass & Co. LLP.                                       F-3

Financial Statements:

     Balance sheet at August 31, 2005                         F-4

     Statements of operations for the years ended
      August 31, 2005 and 2004                                F-5

     Statements of changes in stockholders' equity
      (deficiency) for years ended August 31,2005
       and 2004                                               F-6


     Statements of cash flows for the years ended
      August 31, 2005 and 2004                                F-7

     Notes to financial statements                         F-9 to F-20



F-1


 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Directors
NoFire Technologies, Inc.
Upper Saddle River, New Jersey

We have audited the accompanying balance sheet of NoFire Technologies, Inc. as of August 31, 2005, and the related consolidated statements of operations, stockholders? equity (deficiency) and cash flows for the year then ended August 31, 2005. These financial statements are the responsibility of the Company?s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. as of August 31, 2005, and the results of its operations and its cash flows for the year then ended August 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $1.7 million for the year ended August 31, 2005, and has a substantial working capital deficiency as of August 31, 2005. These factors raise substantial doubt the Company?s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Sherb & Co., LLP
                                              Certified Public Accountants
    New York, New York
    December 20, 2005




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

Radin, Glass & Co., LLP
Certified Public Accountants
New York, New York
November 17, 2004


F-3
NOFIRE TECHNOLOGIES, INC
ASSETS
August 31,2005

CURRENT ASSETS:

   Cash                                            $    14,099
   Accounts Receivable - trade                           5,313
   Inventories                                          81,628
   Prepaid expenses and other current assets             6,645
                                                   -----------
      Total Current Assets                            $107,685

EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $1,734                                              2,665

OTHER ASSETS:
   Security deposits                                    26,000
                                                      ---------
                                                      $136,350
                                                     ==========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

   Settled liabilities                             $   378,031
   Accounts payable and accrued expenses               841,036
   Loans and advances payable to stockholders          408,610
   Deferred salaries                                 1,440,445
   Loans payable                                       279,300
   Convertible debenture 8%                            469,928
                                                    ----------
      Total Current Liabilities                      3,817,350



COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock $.01 par value:
Authorized -150,000,000 shares
  Issued, to be issued, and outstanding-
  34,806,622                                         348,066
Capital in excess of par value                    13,160,269
Unearned Compensation                                 (3,675)
Accumulated Deficit                              (17,185,660)
                                                  ----------
   Total Stockholders' Equity (Deficiency)        (3,681,000)
                                                  ----------
                                                $    136,350
                                                   =========
F-4

See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                    Year Ended August 31,
                                      2005           2004
                                 ----------     ----------
NET SALES                          $543,801      $ 488,282
                                 ----------     ----------
COSTS AND EXPENSES:
   Cost of sales                    217,604        159,933
   General and administrative     1,371,358      1,211,660
   Write-down of inventory             0            12,000
                                 ----------     ----------
                                  1,588,962      1,371,593
                                 ----------     ----------
LOSS FROM OPERATIONS            ( 1,045,161)     ( 883,311)
                                 ----------     ----------
OTHER EXPENSES (INCOME):
   Interest expense                 739,631      2,943,971
   Interest income                       71           (288)
                                 ----------     ----------
                                   739,702      2,943,683
                                 ----------     ----------

LOSS BEFORE INCOME TAXES         (1,784,863)    (3,826,994)
INCOME TAX BENEFIT                   49,928         43,290
                                 ----------     --------
NET LOSS                       $ (1,734,935)   $(3,783,704)
                                 ==========     =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC AND DILUTED    32,198,993     21,010,942
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $      (.05)  $      (.18)
                                 ==========     ==========



See accompanying notes to financial statements

F-5
NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

STATMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIENCY)

                                            Common Stock
                                      ------------------------

                                    Number of         Capital in Excess  Accumulated   Unearned          Total
                                      Shares     Amount   of Par Value  (Deficit)  Compensation    Stockholders
                                                                                                   (Deficit)
                                                                                                    Equity
                                   ----------  ----------   --------  -----------   -----------    ---------
BALANCES, AUGUST 31,2003             20,939,019   $4,187,804 $4,000,757  $(11,667,022)              $(3,478,461)
YEAR ENDED AUGUST 31,2004
   Value of discount on convertible
     Debenture charged to interest expense                      138,000                                 138,000
   Issuance of common stock under
    private placement at $.15 per share 100,000      20,000     (5,000)                                  15,000
   Conversion of debt for stock
     at $.12 per share                  675,000     135,000     (54,000)                                 81,000
   Issuance of common stock in connection
     with services rendered              30,000       6,000      (1,500)                                  4,500
   Value of warrants issued in connection
     with conversion of debt, issuance
     of convertible debentures and services                    2,696,056                               2,696,056
   Net loss                                                                (3,783,704)                (3,783,704)
                                       ----------    -----------  ----------- ---------- ---------      ----------
BALANCES, AUGUST 31, 2004            21,744,019    $4,348,804 $6,774,313 $(15,450,726)    $  0        $(4,327,609)

YEAR ENDED AUGUST 31, 2005
Conversion of indebtedness              709,003       141,801    (39,539)                                 102,262
Conversion of indebtedness
related party                        11,716,814     2,343,363   (728,929)                               1,614,434
Sale of securities                      544,285       108,857    (28,845)                                  80,012
Repriced warrants                          0              0       35,310                                   35,310
Equities issued with debt/
beneficial conversion rights             65,000        13,000    515,067                                  528,067
Recapitalization adjustment
Change in par value May 23,2005                    (6,608,033) 6,608,033
Shares,options,warrants issued
for services                             27,500           275     24,859       0          (3,675)           21,459
Net loss                                                                    (1,734,934)                 (1,734,934)
                                      -----------   ----------  ---------  -----------    --------     --------------
BALANCES, August 31, 2005             34,806,621    $ 348,066  $13,160,269 $(17,185,660)  $ (3,675)     $(3,681,000)
                                    ============   ==========  =========== =============  =========     ==============

F-6


NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

                                             Year Ended August 31,
                                                2005          2004
                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (1,734,934 ) $(3,783,704)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization                6,742         7,106
     Amortization of interest expense for
       discount on note payable
     Amortization of interest expense for
       discount on convertible debentures            -         77,500
     Warrants issued for services and debt           -      2,687,056
     Common Stock issued as interest on current
       and past due loan payable                528,067
     Warrants issued for consulting services     21,459         9,000
     Repricing of warrants                       35,310
     Accounts receivable - trade                 10,649        43,391
     Inventories                                  4,484       (32,046)
     Prepaid expenses and other current           6,279        33,823
     Accounts payable and accrued
        expenses                                127,938       (63,845)
     Security deposits                           (1,120)        5,501
     Deferred salaries                          448,192       482,744

                                            ----------     ----------
            Net cash flows used by
             operating activities              (546,934)     (533,474)
                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:            0              0
                                            ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on settled
   liabilities                                   -           (15,292)
 Proceeds from issuance of common
   stock, net of related expenses               80,013       161,000
 Net proceeds from short-term loans            117,938       (43,290)
 Loans and advances received from
   stockholders                                314,448        12,601
 Proceeds from issuance of
   convertible debentures                       14,928       255,000
                                            ----------     ----------
            Net cash flows from
             financing activities              527,327        370,019
                                            ----------     ----------
NET CHANGE IN CASH                             (19,607)      (163,455)

CASH AT BEGINNING OF YEAR                       33,706        197,161
                                            ----------     ----------
CASH AT END OF YEAR                          $  14,099      $  33,706
                                            ==========     ==========
F-7

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $    30,000     $   7,235
                                            ==========     ==========
  Income taxes paid (benefit)              $   (49,928)    $( 43,290)
                                            ==========     ==========

Convertible debentures and other
debt converted to equity           $       $ 1,716,696   $ 1,610,294
                                            ==========     ==========
  Common stock issued in exchange
    for services                           $ 21,459      $   4,500
                                           ==========     ==========




See accompanying notes to financial statements


F-8
NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

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

Financial Instruments - Financial instruments include accounts receivable, other assets, accounts payable, accrued expenses, settled liabilities, and due to stockholders. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $1734 and $1,743 for of the years ended August 31, 2005 and 2004, respectively.
F-9
Intangible Assets - Patents are amortized on a straight-line basis over 5 years. Amortization expense was $5,008 and $4,956 for the years ended
August 31, 2005 and 2004, respectively.

Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation and net operating loss carry forwards.

Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2005:

Cash Concentrations - The Company maintains a cash balance with a financial institution which at some times may exceed federally insured limits.

Accounts Receivable - The Company grants unsecured credit to virtually all of its customers with three customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited


NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition Revenues are recognized when the Companys products are shipped.

Cost of Sales - Cost of sales includes the following costs; material costs, freight in, direct labor and packaging costs. Indirect costs of sale items included as selling, general and administrative costs for the years ended August 31, 2005 and 2004 are as follows; shipping and receiving labor of $8,272 and $10,900 respectively.

Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were approximately $7,563 and $7,800 for the years ended August 31, 2005 and August 31, 2004, respectively.

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

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, were applied, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:


                                       Year ended
                                       August  31,
                                    2005             2004

Net loss as reported               $(1,734,934    $(3,783,704)
Deduct: Stock-based compensation,
Net of tax                          $ (155,146)     $ (459,513)
                                     -------        -----------
Net loss, pro-forma               $ (1,890,080)    $(4,423,217)
Basic earnings per share
     As reported                  $ (0.05)         $  (0.18)
     Pro-forma                    $ (0.06)         $  (0.20)
                                       F-10




NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the years ended August 31, 2005 and 2004.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the Year  ended August 31,
                                                2005               2004

Risk free interest rate                        4.26%              4.00%
Expected life                                  8.5 yrs              5
yrs
Dividend rate                                  0.0%               0.0%
Expected volatility                             97%                44%





FASB 123 (revised 2004) ? Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity?s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ?Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.? This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers? Accounting for Employee Stock Ownership Plans.

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

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123 will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

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


FASB 152 ? Accounting for Real Estate Time-Sharing Transactions

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


FASB 153 ? Exchanges of Nonmonetary Assets

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

FASB 154 -  Accounting Changes and Error Corrections

In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FIN-47 Accounting for Conditional Asset Retirement Obligations

     In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of FIN No. 47 on its financial statements.





NOFIRE TECHNOLOGIES INC
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES:

Inventories, net of reserves, at August 31, 2005 consisted of the following:


Testing material   $  5,000
Raw material       $ 46,246
Finished goods       30,382
                   --------
                   $ 81,628
                   ========




NOTE 3 - SETTLED CLAIMS:
Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2005, settled liabilities payable totaled $378,031

The claims settled were payable by the Company through September 27, 1999, and during the year ended August 31, 2005, the Company converted approximately $775,395 into an 8% convertible debenture.

The Company is currently delinquent on its scheduled payments to certain creditors due September 27, 1996 through 1999 in the gross amount of approximately $378,031 . The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:


Legal fees                      $ 327,791
Commissions                        21,052
Interest                          151,253
Payroll and payroll taxes          52,339
Accounts payable                  190,802
Other                              97,799
                               ----------
                               $  841,036

                                =========



NOTE 5 ? RELATED PARTY TRANSACTIONS


NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS


In March 2003 the Company received $88,811 from a stockholder, in exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company s patents. In August 2005 this note was purchased by Mr. Oolie. All original rights remain the same.


As a result of loans made to fund the Company's operations during its trusteeship under a Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,137 to Mr. Oolie, and $10,918 to Mr. Koster. Mr. Koster and Mr. Oolie converted their claims into a convertible debenture on August 30, 2004.
(see below)

On August 30, 2004 the company entered into conversion of debt agreement whereby officers, directors and consultants of the company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock. Additional interest on such debt was converted at the same rate in November and December 2004 In addition warrants were issued at the rate of 3 times the number of shares.
The total amount of shares and warrants issued for the $1,614,434 of debt Converted was 11,716,814 shares of common stock and 35,614,434 warrants as in the schedule below.


A schedule of the conversion is shown below:

Name                  Debt Converted        Shares        Warrants
---------              ---------------    ------------  -------------
Sam Oolie            $ 540,422            3,923,531     11,770,596
Samuel Gottfried       499,314            3,625,030     10,875,093
Alfonso Margino        275,726            2,008,642      6,025,026
Gerald Litwin          258,681            1,867,900      5,603,700
Bernard Koster          15,292              110,713        332,139
Mitchell Goldstone      25,000              180,998        542,994




All of the above was converted during the fiscal year

On November 5, 2001, five-year warrants were granted to replace expiring warrants to the following officers and directors: Mr. Oolie, 300,000 shares, Dr. Gottfried 160,000 shares, Mr. Margino 100,000 shares, Mr. Litwin 100,000 shares and Mr. Koster 25,000 shares. The replacement warrants have an exercise price of $0.30 per share and are fully vested. On December 11, 2001, warrants were granted to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company s Common Stock at a price of $0.40 per share.
On July 22, 2003 seven-year warrants were granted to the following officers and directors: Mr. Oolie 725,000 Dr. Gottfried 500,000 Mr. Margino 250,000 and Mr. Koster 25,000. The warrants have an exercise price of $0.30 per share. On August 30, 2004 all of the above warrants were cancelled as part of the convertible debentures issued.(see above)

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A., and provides certain legal services to the Company. At August 31,2005, the Company was obligated to that firm in the amount of $301,222.Expenses in fiscal 2005 were $33,980 for legal services, and in fiscal 2004, $ 17,461 in fees. In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof. In August 2005 the balance of the bankruptcy debt was converted to an 8% convertible debenture. In July 2003, the Company issued warrants to Mr. Litwin to purchase a total of 700,000 shares of the Company s common stock for $0.30 per share, expiring in seven years, in settlement of interest owed to Litwin & Tierman. The warrants vested immediately. In August 2004, as part of the issuance of the convertible debenture, these warrants were cancelled.

During three fiscal years ended 2005, the officers deferred a total of $1,100,709 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $54,048 at August 30, 2005.

On November 14, 2005,in conjunction with loans made to the Company. Mr. Oolie was issued 1,000.000 ten year warrants. These warrants were issued at $.20 and vested immediately.



NOTE 6 - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

At August 31, 2004, settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $775,395, all of which are delinquent. On August 30, 2005, the Company converted this amount into an 8% convertible debenture.(see above)

NOTE 7 CONVERTIBLE DEBENTURES AND OTHER DEBT:

During the year ended August 31, 2004; $138,000 of interest expense was recorded for the value of the warrants recorded as a discount on convertible debentures issued in the previous year.

In July 2004, $15,000 of debt was converted to equity at $0.15 a share or 100,000 shares. Another 30,000 shares were issued for services valued at $4,500.


In August 2004, two debentures totaling $81,000, including accrued interest, Was converted to common stock at $.12 per share for 675,000 shares. The $0.12 per share was market price at the conversion date.

During the fiscal year ended August 31,2005, $400,000 of Convertible Debenture previously Issued were reissued to include interest and penalties in the amount of $69,928.

In conjunction with the above the Company issued 1,200,000 $0.22 ten-year warrants to purchase the Companys common stock. The warrants vested immediately. The Company charged $ 423,059 to interest expense on this transaction.



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

From November 1, 2004 thru January 31, 2005 $1,614,434 including interest on above debentures were converted into common stock.

In January 2005, the Company borrowed $65,000 from an individual. The note is due January 12, 2006 and has an interest rate of 15%. The note is partially collateralized with the proceeds from the sale of the Companys 2004 New Jersey carryforward. $35,856 was paid in December 2005.(see subsequent) events).

In conjunction with the above 65,000 shares of the Companys common stock were issued at $.28 per share as a fee.


NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Lease - The Company's lease of its facility expires on August 31, 2008 with total annual lease commitments of $135,331 and $143,526 for the years ending August 31, 2005 and 2006, respectively.

Rent expense, inclusive of taxes and insurance, was approximately $135,332 and $125,000 for the years ended August 31, 2005 and 2004, respectively.

In conjunction with a $100,000 loan made in September 2005, a lien was issued by the Company on two patents as collateral for the loan.

Also, 2,000,000 shares of the Companys common stock were issued in escrow to be issued if the loan payment is defaulted.


NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENT

NOTE 9 - SOURCES OF SUPPLY:

Several components of the Company s products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company s products could be interrupted.

NOTE 10 - INCOME TAXES:

No provision for current and deferred income taxes is required for the years ended August 31, 2005 and 2004.

The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                    2005           2004
                                 ---------      ---------
Tax at statutory rate           $ 590,000      $1,287,000
Permanent and other items        (199,000)     (1,090,000)
Temporary timing differences     (152,000)           -
State income tax, net of federal
  income tax benefit               28,000          32,000
Valuation allowance              (267,000)       (229,000)
                                 ---------      ---------
                                 $   -          $    -
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

NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has determined that the annual limitation under Internal Revenue Code Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010. Subsequent to the date of the Plan, the Company has generated approximately $8,020,000 in net operating losses, which expire through 2025.

The significant components of the Companys net deferred tax asset are summarized as follows:

                                          August 31,
                                   ------------------------
                                            2005
                                         ----------
Net operating loss carry forwards        $4,090,000
                                         ----------
Valuation allowance                      $4,090,000
                                         ----------
                                         $     -
                                         ==========




A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Companys prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2005 and 2004.
At August 31, 2005, the Company has federal and state net operating loss carry forwards for financial reporting and income tax purposes of approximately $12,020,000 and $500,000 respectively, which can be used to offset current and future taxable income through the year 2022.

During each of the fiscal years 2005 and 2004, the Company sold a portion of its state net operating loss carry forwards (NOL) realizing approximately $49,928 and $43,290 respectively.

NOTE 11 - MAJOR CUSTOMERS:

Sales to three customers represented 38.6%, 16.8% and 8.2% of net sales for the year ended August 31, 2005. Sales to three customers represented 29.4% 6.4% and 6.1% of net sales for the year ended August 31, 2004.

NOTE 12 ? WARRANTS AND COMMON STOCK:

For the years ended August 31, 2005 and 2004, a summary of the status of warrants was as follows:

NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS


                                       2005                    2004
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year  45,033,668   0.22      17,517,082   $0.70
Granted                          6,500,127   0.17      44,203,345    0.17
Exercised                                                    -         -
Cancelled/ forgiven               (125,000)  0.32      (8,692,619)   0.55
Cancelled to re-issue                                    (504,535)   1.41
Expired                          (4,176,980) 0.73      (7,498,705)   0.92
                               ----------   -----      ----------  -----
Outstanding, end of year        47,231,818   0.17      45,033,668    0.22
                               ==========   =====      ==========  =====
Exercisable, end of year        47,183,818   0.17      45,033,668    0.22
                               ==========   =====      ==========  =====






The following table summarizes warrant data as of August 31, 2005:

                                            Outstanding and exercisable

                         Number of        Weighted-       Weighted    Number
                        Outstanding    average remaining   average exercisable
                                            life in        exercise
                                             years         price
                       ------------   ------------------ ----------- -

Range of exercise
prices:
$.01-$.15               40,476,879           7.79           $0.14    40,476,879
$.16-$.50                6,054,939           3.08            0.29     6,024,939
$.51-$.99                  500,000            .01            0.56       500,000
$1.00 or more              200,000           1.18            2.00       200,000
                         ------------                              ----------
                         47,231,818                                  47,201,818



Information, at date of issuance, regarding warrant grants during the year ended August 31, 2005:

                               NOFIRE TECHNOLOGIES, INC
                             NOTES TO FINANCIAL STATEMENTS

                                      Shares       Weighted        Weighted
                                                   average         average
                                                   exercise        fair
                                                   price           value
                                   ------------   ------------   ---------
Exercise price exceeds
market price
Exercise price equals
market price                        6,500,127      $0.17           $0.15
Exercise price is less
than market price




In addition the Company repriced and reissued warrants totaling
504,435 at a new exercise price of $0.14 per share. Due to the repricing of these warrants, these warrants they are subject to revaluation at the end of each reporting period under variable accounting. The stock price has since increased to $0.21 as of the end of the year, resulting in a $35,310 loss on revaluation.

The weighted average grant date fair value of warrants granted during the year ended August 31, 2005 was $ 0.15. No warrants had been exercised by holders as of August 31, 2005

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS


In January of 2004 the Company issued five-year warrants to purchase a total of 28,500 shares of the Companys common stock to two employees and three individuals at an exercise price of $0.30 per share. The warrants vested immediately.

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

During the year ended August 31, 2005, warrants to purchase 4,176,980 shares of the Companys common stock expired unexercised.

In August 2004 three officers and two directors and a creditor cancelled 8,692,619 warrants in conjunction with a debt conversion agreement.

In October 2004, the Company issued ten-year warrants to two accredited investors to purchase a total of 1,915,714 of the Companys common stock at an exercise price of $.14 per share. Such warrants were issued with debt proceeds and $86,808 of interest expense was recorded for the value of such warrants issued. The warrants vested immediately.

In October 2004, the Company issued five-year warrants to four employees to purchase 200,000 shares of the Companys common stock at an exercise price of $.14 per share. No compensation expense has been recorded as the warrant exercise price was at the then market price of the common stock. The warrants vested immediately.

In November 2004, the Company issued ten-year warrants to two accredited investors to purchase a total of 917,859 of the Companys common stock at an exercise price of $.14 per share. Such warrants were issued with the sale of common stock to these investors. The warrants vested immediately.

In January 2005, the Company issued five-year warrants to an employee to purchase 25,000 shares of the Companys common stock at an exercise price of $.14 per share. No compensation expense has been recorded as the warrant exercise price was at the then market price of the common stock. The warrants vested immediately.

In February 2005, the Company issued ten-year warrants to a Director of The Company, for services rendered, to purchase 700,000 shares of the Companys common stock at an exercise price of $.22 per share. No compensation expense has been recorded as the warrant exercise price was at the then market price of the commonstock. The warrants vested immediately.

During February and March 2005, the Company issued to three creditors, 107,500 Shares of common stock and five-year warrants to purchase 237,000 shares of the Companys common stock at .20 per share. The warrants were issued for services rendered, equity raised and debt converted to equity. There was $22,969 recorded as compensation expense for the services portion. The warrants vested immediately.

In March 2005, the Company issued ten-year warrants to an accredited
Investor to purchase a total of 642,858 of the Companys common stock at an exercise price of $.14 per share. Such warrants were issued with the sale of common stock to these investors. The warrants vested immediately.


Also in March 2005, the Company issued to an individual five-year warrants to purchase 17,500 shares of the Companys common stock at .35 per share. The warrants were issued for services rendered, which $4,554 of compensation expencs has been recorded The warrants vested immediately.

In May 2005, the Company issued ten-year warrants to an accredited Investor to purchase a total of 1,200,000 of the Companys common stock at an exercise price of $.22 per share. These warrants were issued in conjuction with an extension of a note payable. Interest expense in the amount of $423,059 was recorded for such warrants. The warrants vested immediately.



NOTE 13 - SUBSEQUENT EVENTS:

In September 2005 the Company borrowed $100,000 from an individual. The note bears an interest rate of 15% and is guaranteed by an officer of the Company. It is also collateralized with two of the Companys patents.

In conjuction with the above, the Company issued to an individual ten-year warrants to purchase 1,000,000 shares of the Companys common stock at .22 per share. The warrants vested immediately.


On November 14, 2005,in conjunction with loans made to the Company. Mr. Oolie was issued 1,000,000 ten year warrants. These warrants were issued at $.20 and vested immediately.

In December 2005 $35,856 was repaid from the net proceeds on the sale of the Companys New Jersey 2004 carryforward on a $65,000 note payable (see Note 7).









NoFire Technologies, Inc. (NFTI)
Code of Ethics for the CEO and CFO

The Chief Executive Officer ("CEO"), or those performing similar functions, and all Senior Financial Officers (including particularly the Chief Financial Officer) are subject to the following specific policies relating to ethical conduct and fair dealing, conflicts of interest, confidentiality of NFTI information and compliance with law

Be committed to the highest standards of honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between their personal and professional relationships in the performance of their duties as CEO and Senior Financial Officers of NFTI.

Be committed to the full, fair, accurate, timely and understandable disclosure in reports and documents that NFTI file with, or submits to, the SEC and in other public communications made by NFTI, of all information relating to NFTI, its financial condition and results of operations.

Be committed to compliance with all applicable governmental laws, rules and regulations relating to the conduct of the businesses of NFTI and to required reports regarding the financial condition and results of business operations of NFTI, including the laws of all countries in which NFTI operates.

Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one' s independent judgment to be subordinated to any personal interest.

Respect the confidentiality of information acquired in the course of serving as CEO or a Senior Financial Officer of NFTI except when authorized or otherwise legally obligated to make disclosure. Confidential information shall not be used for personal advantage.

Report violations of this Code of Ethics to The General Counsel or directly to the Audit Committee of the Board of Directors of NFTI, as soon as practicable after learning of any such violation.

7 .Report to the General Counsel or Audit Committee any information concerning
(a) significant deficiencies in the design or operation of internal controls which could adversely affect NFTI's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management: or other employees who have a significant role in NFTI's financial reporting, disclosure or internal controls.

Report to the General Counsel or Audit Committee any material violations of the securities or other laws, rules or regulations applicable to NFTI and the operations of its business, by NFTI or any agent thereof.

Hold themselves accountable for adherence to this Code of Ethics, and Understand that NFTI's Board of Directors will hold them accountable, as CEO or Senior Financial Officers of NFTI, to this Code of Ethics.

Exhibit 1


Exhibit 31.1
CERTIFICATIONS*
I, Sam Gottfried, certify that:
1. I have reviewed this 10kSB of NoFire Technologies;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statement, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d -15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f ) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, is made known to us by others particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: _December 30 , 2005________________

        /s/ Sam Gottfried
        Sam Gottfried
        Chief Financial Officer

Exhibit 31.2
CERTIFICATIONS*
I, Sam Oolie, certify that:
1. I have reviewed this 10kSB of NoFire Technologies;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statement, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d -15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f )for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, is made known to us by others particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
Date: _December 30, 2005________________

        /s/ Sam Oolie
        Sam Oolie
        Chief Financial Officer







Exhibit 32-1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Financial Report of NoFire Technologies, Inc. on Form 10KSB for the Fiscal Year ended 8/31/05 as filed with the Securities and Exchange Commission on the date hereof, I, Sam Gottfried, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10KSBfully complies with the requirements of Section 13 (a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10KSB fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: December 30 , 2005

Name  /s/ Sam Gottfried (CEO)


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to NoFire Technologies,
Inc. and will be retained by NoFire Technologies, Inc. and furnished to the
Securities and Exchange Commission or its staff upon request.







Exhibit 32-2
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Financial Report of NoFire Technologies, Inc. on Form 10KSB for the Fiscal Year ended 8/31/2005 as filed with the Securities and Exchange Commission on the date hereof, I, Sam Oolie, Chief Financial Officer Of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10QKBfully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o (d)); and

(2) The information contained in the Form 10KSBfairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated December 30, 2005

Name Sam Oolie (CFO)

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to NoFire Technologies, Inc. and will be retained by NoFire Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.





End of Filing







- 20 -