Form 10QSB
period 2005-11-23
NOFIRE TECHNOLOGIES INC
filed 2006-01-11
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2005

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 34,806,622 shares of Common Stock as of January 15, 2006

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1


                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of November 30, 2005(unaudited)
         and August 31, 2005                                  3

         Statements of Operations for the Three Months
         ended November 30, 2005 and 2004 (unaudited)         5

         Statements of Cash Flows for the
         Three Months ended November 30, 2005 and 2004.
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.  Controls and Procedures                             12


Part II - OTHER INFORMATION

Item 1.   Legal                                              13

Item 6.  Exhibits                                            13

         Signatures                                          13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2



















                                  Page 2



              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                              November 30, August 31,
                                                  2005         2005
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $ 2,585      $14,099
    Accounts receivable - trade                    6,346        5,313
    Inventories                                   89,778       81,628
    Prepaid expenses and other current assets     94,828        6,645
                                               ---------    ----------
    Total Current Assets                         193,537      107,685
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           2,270        2,665
                                               ---------    ----------
OTHER ASSETS:
      Security deposits                           28,048       26,000
                                              ----------     ---------
                                                  28,048       26,000
                                              ----------     ---------
                                               $ 223,855     $136,350
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    November 30,   August 31,
                                                        2005         2005
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses              983,848        841,036
    Loans and advances payable to
      Stock holders                                    399,111        408,610
    Deferred salaries                                1,556,014      1,440,445
    Loans payable                                      335,635        279,300
    Convertible Debentures 8%                          469,928        469,928
                                                     ----------      ---------
    Total Current Liabilities                        4,122,567      3,817,350
                                                     ----------      ---------

LONG TERM LIABILITY                                       -             -


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      Issued and outstanding 34,806,622
      shares at November 30, 2005 and
      August 31, 2005                                  348,066        348,066
      Capital in excess of par value                13,283,566     13,160,269
      Unearned compensation                             (3,675)        (3,675)
      Accumulated Deficit                          (17,526,669)   (17,185,660)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (3,898,712)    (3,681,000)
                                                    ----------     ----------
                                                    $  223,855     $  136,350
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Three Months
                                          Ended November 30,
                                           2005       2004
                                       ----------   ------
                                             (UNAUDITED)

NET SALES                              $   62,231   $ 116,274
                                       ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                          36,232      68,298
    General and administrative            226,992     287,061
                                       ----------   ----------
                                          263,224     355,359
                                       ----------   ---------
LOSS FROM OPERATIONS                     (200,993)   (239,085)
                                       ----------   ----------
OTHER EXPENSES:
    Interest expense                      175,871     116,862
    Interest income                           -           (79)

                                       ----------   ----------
                                          175,871     116,783
                                       ----------   ----------

LOSS BEFORE INCOME TAXES                 (376,864)   (355,868)

DEFERRED INCOME TAX BENEFIT                35,856      49,928
                                       ----------   ----------
NET LOSS                               $ (341,008) $(305,940)
                                       ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          32,198,933   26,645,492
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (0.01)   $   (0.01)
                                       ==========   ==========







See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Three Months
                                                   Ended November 30,
                                                    2005       2004
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (341,008)   (305,940)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                 395        1,683
        Amortization of interest expense for
        Discount on note payable                    16,434         -
        Discount on note payable                    49,300         -
        Warrants issued in exchange for loans
        By officer                                  92,875         -
        Repricing of warrants                      (35,310)     10,100
        Warrants issued with debt conversion           -        86,808
        Changes in operating assets and liabilities

             Inventory                              (8,150)      2,800
             Accounts receivable - trade           ( 1,033)    (22,547)
             Prepaid expenses and other            (88,183)    (51,330)
             Receivable for sale of state
               tax loss                               -        (49,928)
             Accounts payable and accrued expenses  142,809    113,101
             Security deposits                       (2,048)      -
             Deferred salaries                      115,569     99,265

                                                ----------    ---------
 Net cash flows from operating activities          (58,350)   (115,988)
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Three Months
                                                 Ended November 30,
                                                 2005        2004
                                               ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES                  -          -

CADH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock,
     net of related expenses                          -        40,000
   Net proceeds from short term loans              56,335         -
   Payments on advances from stockholders          (9,499)    (10,500)
   Loans and advances from stockholders               -        21,550
   Interest accrued on loans from
     stockholders                                     -        18,753
   Proceeds from issuance of convertible
     debentures                                       -        30,000
                                                 ----------   ----------
Net cash flows from financing activities           48,836      99,803
                                                 ----------    ----------
NET CHANGE IN CASH                                (11,514)   ( 16,185)

CASH AT BEGINNING OF PERIOD                        14,099      33,706
                                                ----------    ----------
CASH AT END OF PERIOD                         $     2,585    $ 17,521
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                 $ 10,101         $  663
                                              ==========    ==========


Common stock issued in exchange
  for debt                                    $    -       $ 1,381,800
                                              ==========    ==========




See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2005


NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for th year ended August 31, 2005 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

If the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, were applied, the resulting pro-forma net income (loss) available to common shareholders and pro-forma net income (loss) available, to common shareholders per share, would be as follows:

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
November 30, 2005




                                       Three months ended
                                         November 30,
                                     2005                2004

Net loss as reported               $ 341,008          $ 305,940
Deduct: Stock-based compensation,
Net of tax                             1,857              6,000
                                     -------        -----------
Net loss, pro-forma                $ 342,865          $ 311,940
Basic earnings per share
     As reported                     $ (.01)            $ (.01)
     Pro-forma                       $ (.01)            $ (.01)




The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the three months ended November 30, 2005 and 2004.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the Three Months ended November 30,
                                                2005               2004

Risk free interest rate                        4.26%              4.0%
Expected life
Yrs                                              10               8.5
Dividend rate                                  0.0%               0.0%
Expected volatility                            40.6%              18%






NOTE 4 - Management's Actions to Overcome Operating and Liquidity
         Problems:

The Company s financial statements have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company s viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and/or obtaining additional financing. Without achieving these, there is substantial doubt about the Company s ability to continue as a going concern.

The Company has a liability for settled claims payable to creditors in connection with its reorganization under the Plan. Without the achievement of profitable operations or additional financing, funds for repayment would not be available.
Page 09

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2005


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

NOTE 5   CONVERTIBLE DEBENTURES AND OTHER DEBT:

 On September 2, 2005 the Company borrowed, from an accredited investor, $100,000 at the interest rate of 15%. The note has a one year maturity date.

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock. The recorded debt was discounted for the allocated value to the warrants issued of $65,734 and is shown on the balance sheet as $50,700 as of November 30, 2005. The discount will be amortized to expense at approximately $16,000 per quarter.

During October 2005 the Company borrowed from two individuals $36,135. These loans bore no interest and have no specific due date.


Note 6- EQUITY-BASED COMPENSATION

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

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2005

During the 3 months ended November 30, 2005 20,000 warrants were issued to an employee. The warrants are convertible into the company s common stock at $0.18 per share and expire in five years. The warrants vested immediately. There was no stock based compensation issued in the quarter ended November 2004.

In November 2005 the Company issued 1,000,000 warrants to an officer of the Company. The warrants are convertible into the Company s common stock at $.20 per share and expire in ten years. These warrants were issued in recognition of the substantial loans made to the Company.

During the quarter ended November 30, 2005 117,565 warrants expired



NOTE 7- SUBSEQUENT EVENTS

In December 2005 the company received $35,856 in payment on the sale of the company s New Jersey Carry Forward Loss for 2004. In was then used to retire a portion of a loan which was collaterized by the receivable.

On December 17, 2005 a note payable for $123,800 was extended for an additional year. The interest rate of 12% remained the same.

As a fee for the above, the Company issued 300,000 five-year warrants for the purchase of common stock of the Company at $.07 per share and a late fee of $12,000.

In December 2005 the company borrowed $10,000 from an individual. The note is Due January 15, 2006 and bears no interest.

Warrants were issued in December and January as follows.

Name         Issue            Expire        Amount       Price

Employees (5) December 05    December 10   400,000        $.10
Note holder   December 05    December 10   300,000        $.07
Individual    December 05    December 10    10,000        $.07
Employee      January  06    January  11    10,000        $.20

The warrants vested immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing, and now have numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company has been increasing its marketing efforts principally by retaining the services of specialized distribution firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, maritime, wood products, structural steel and nuclear power plants. Significant tests have been passed and approvals received to qualify the Company s products in naval and other military and governmental applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, Page 11 the slow process of specifying new products in highly regulated industrial applications and the decisions not to use any fire retardant product.

In general, the Company s products perform their intended uses well and are in a form that is safe and easy to use. The Company s most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of present products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated. Additional efforts are also being directed to increase international sales by establishing distributor relationships in strategic locations throughout the industrialized world.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.


COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2005 AND NOVEMBER 30, 2004

Sales of $62,231 for the three months ended November 30, 2005 represented an Decrease of 46.5% from the $116,274 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased from $68,298 to $36,232 resulting in a gross profit of $25,999 compared to $47,976 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2005 was $226,992, representing a decrease of $60,069 or 20.9% from the $287,061 of the similar period of the prior year. The main components of the decrease are: Professional fees of approximately $8,000, Insurance $6,400 and Repricing of warrants of $45,410.


During the quarters ended November 30, 2005 and 2004 the Company realized approximately $35,856 and $49,928, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2005 the Company had cash balances of $ 2,585.

On September 2, 2005 the Company borrowed, from an accredited investor, $100,000 at the interest rate of 15%. The note has a one year maturity date.

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock. The recorded debt was discounted for the allocated value to the warrants issued of $65,734 and is shown on the balance sheet as $50,700 as of November 30, 2005. The discount will be amortized to expense at approximately $16,000 per quarter.

During October 2005 the Company borrowed from two individuals $36,135. These loans bore no interest and have no specific due date.

The Company has deferred payment of $378,031 of the installments of the
Page 12



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

Dated: January 11, 2006                 NoFire Technologies, Inc.


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

Page 13