Form 10QSB
period 2006-02-28
NOFIRE TECHNOLOGIES INC
filed 2006-04-19
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2006

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 35,156,622 shares of Common Stock as of April 11, 2006

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1


                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of February 28, 2006(unaudited)
         and August 31, 2005                                  3

         Statements of Operations for the Six Months and
         Three months ended February 28, 2006 and 2005
          (unaudited)                                         5

         Statements of Cash Flows for the
         Six Months ended February 28, 2006 and 2005.
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       12

Item 3.  Controls and Procedures                             13


Part II - OTHER INFORMATION

Item 1.   Legal                                              14

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds				     14

Item 6.  Exhibits                                            14

         Signatures                                          14

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2













                                  Page 2


              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

 NOFIRE TECHNOLOGIES, INC.
       BALANCE SHEETS



                                              February 28, August 31,
                                                  2006         2005
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $ 2,055      $14,099
    Accounts receivable - trade                   19,823        5,313
    Inventories                                   77,247       81,628
    Prepaid expenses and other current assets     43,321        6,645
                                               ---------    ----------
    Total Current Assets                         142,446      107,685
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           1,875        2,665
                                               ---------    ----------
OTHER ASSETS:
      Security deposits                           28,048       26,000
                                              ----------     ---------
                                                  28,048       26,000
                                              ----------     ---------
                                               $ 172,369     $136,350
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    February 28,   August 31,
                                                        2006         2005
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            1,086,425        841,036
    Loans and advances payable to
      Stockholders                                     426,634        408,610
    Deferred salaries                                1,649,552      1,440,445
    Loans payable                                      326,213        279,300
    Convertible Debentures 8%                          469,928        469,928
                                                     ----------      --------
    Total Current Liabilities                        4,336,783      3,817,350
                                                     ----------      --------

LONG TERM LIABILITY                                       -             -


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      Issued and outstanding 35,056,622
      shares at February 28, 2006 and
      34,802, 622, as of August 31, 2005               350,566        348,066
      Capital in excess of par value                13,339,845     13,160,269
      Unearned compensation                             0              (3,675)
      Accumulated Deficit                          (17,854,825)   (17,185,660)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (4,164,414)    (3,681,000)
                                                    ----------     ----------
                                                    $  172,369     $  136,350
                                                     ==========     ==========














See accompanying notes to financial statements

   NOFIRE TECHNOLOGIES, INC.
   STATEMENTS OF OPERATIONS

                                         For the Six Months       For the Three Months
                                          Ended February 28,       Ended February 28,
                                           2006       2005         2006           2005
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)

NET SALES                              $  162,347   $ 189,913     $ 100,116     $ 73.639
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                          77,416     108,779       41,184        40,480
    Research and development costs         20,111      21,967       20,111        11,558
    General and administrative            516,019     538,838      289,027       262,470
                                       ----------   ----------    -----------  ----------
                                          613,546     669,584      350,322       314,508
                                       ----------   ---------     -----------   ----------
LOSS FROM OPERATIONS                     (451,199)   (479,671)    (250,206)     (240,869)
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES:
    Interest expense                      253,709     178,255       77,878        61,393
    Interest income                           -          (154)         -             (75)

                                       ----------   ----------    ------------  ----------
                                          253,709     178,101       77,878        61,318
                                       ----------   ----------    ------------  ----------

LOSS BEFORE INCOME TAXES                 (704,948)   (657,772)    (328,084)     (302,187)

DEFERRED INCOME TAX BENEFIT                35,783      49,928           73          -
                                       ----------   ----------    ------------- ----------
NET LOSS                               $ (669,165) $ (607,844)     (328,157)    $(302,187)
                                       ==========   ==========    ============= ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          34,868,050  29,394,631    34,917,122     33,219,936
                                       ==========   ==========   ============= ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (0.02)   $   (0.02)   $    (0.01)     $ (0.01)
                                       ==========   ==========   ============== =========





See accompanying notes to financial statements

  NOFIRE TECHNOLOGIES, INC.
  STATEMENTS OF CASH FLOWS

                                                  For the Six Months
                                                   Ended February 28,
                                                    2006       2005
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (669,165)   (607,844)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                  790       3,365
        Amortization of interest expense for
        discount on note payable                    19,197         -
        Warrants issued in exchange for loans
        by officer                                  92,875      -
        Repricing of warrants                      (35,310)     28,300
        Warrants issued with debt conversion           -        86,808
        common stock released in exchange for
        services                                    15,267      14,505
        Changes in operating assets and liabilities

             Inventory                               4,381      10,882
             Accounts receivable - trade           (14,510)    (17,542)
             Prepaid expenses and other            (36,676)    (34,474)
             Accounts payable and accrued expenses 245,389     132,857
             Deferred salaries                     209,107      91,051

                                                ----------    ---------
 Net cash flows from operating activities         (168,655)   (292,092)
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                  For the Six Months
                                                  Ended February 28,
                                                   2006        2005
                                                ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES                  -           -
             Security deposits                        (2,048)    (870)
                                                  ----------   --------
Net cash flows from investing activities              (2,048)    (870)
                                                  ----------    ------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock,
     net of related expenses                       25,000      70,000
   Net proceeds from short term loans             115,635      87,438
   Payments on advances from stockholders         (38,500)       -
   Loans and advances from stockholders            56,524     113,050
   Interest accrued on loans from
     stockholders                                     -          -
                                                 ----------   ----------
Net cash flows from financing activities          158,569     270,488
                                                 ----------    ----------
NET CHANGE IN CASH                                (12,044)   ( 22,474)

CASH AT BEGINNING OF PERIOD                        14,099      33,706
                                                ----------    ----------
CASH AT END OF PERIOD                         $     2,055    $ 11,232
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid (received)                    (35,783)      (49,928)
                                               ========       =========

Interest paid                                 $    343         $  -
                                              ==========    ==========


Common stock issued in exchange
  for subscription receivable                      -       $ 1,665,294
  for settlement of debt                           -           10,000
                                              ==========    ==========




See accompanying notes to financial statements

 NOFIRE TECHNOLOGIES, INC.
 NOTES TO THE FINANCIAL STATEMENTS
  (Unaudited)

 February 28, 2006


NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2005 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSB for the most recent fiscal year.


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

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
February 28 2006




                                  Six months ended           Three months ended
                                    February 28,                February 28,
                                2006             2005       2006        2005

Net loss as reported          $ (669,165)     $(607,844)  (328,157)  (302,187)
Deduct: Stock-based compensation,
Net of tax                        13,975        133,000     12,118    127,000
                              -------      -----------       ------- ---------
Net loss, pro-forma          $ (683,140)      $(740,844)  (340,275)$ (429,187)
Basic earnings per share
     As reported                $ (.01)         $ (.02)           $    (.01)
     Pro-forma                  $ (.01)         $ (.03)           $    (.01)




The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded $15,267 of compensation expense for stock options and warrants granted to employees during the six months ended February 28, 2006.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the Six Months ended February 28,
                                               2006               2005

Risk free interest rate                        4.39%              4.0%
Expected life
Yrs                                              5                 5
Dividend rate                                  0.0%               0.0%
Expected volatility                            59.9%              73%



FASB 155   Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year.

Page 09
NOFIRE TECHNOLOGIES, INC.
 NOTES TO THE FINANCIAL STATEMENTS
 (Unaudited)
 February 28, 2006


Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156   Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Management believes that successful passing of stringent tests, obtaining various civil and government approvals, and actions it has undertaken to revise the Company s operating and marketing structure should provide it with the opportunity to generate revenues needed to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.


NOTE 5  CONVERTIBLE DEBENTURES AND OTHER DEBT:

On September 2, 2005 the Company borrowed, from an accredited investor, $100,000 at the interest rate of 15%. The note has a one year maturity date.

NOFIRE TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
 (Unaudited)
 February 28, 2006


In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock. The recorded debt was discounted for the allocated value to the warrants issued of $65,734. The discount will be amortized to expense at approximately $16,000 per quarter.

During October 2005 the Company borrowed from two individuals $36,135. These loans bore no interest and have no specific due date.

In January and February 2006 the Company sold to 4 accredited investors and one employee 250,000 shares of the Company s common stock for $25,000. In conjunction the Company issued five-year warrants to purchase 250,000 shares of the Company s common stock at an exercise price of $.085 to $.14 per share.

During February 2006 the Company borrowed from three individuals
$30,000. These loans will be paid back from the sale of the first 750 Gallons of A-18 in the amount of $36,000 and have no specific due date.

During the quarter ended February 28, 2006 two officers loaned the Company a total of $7,522.


NOTE 6- WARRANTS

Warrants were issued during the quarter as follows.

Name         Issue            Expire        Amount       Exercise Price

Employees (5) December 05    December 2010   420,000      $.08.5  to .20
Note holder   December 05    December 2010   300,000      $.07
Individual    January  06    January  2011   270,000      $.08.5  to .14

The warrants vested immediately.
During the quarter ended February 28, 2006 40,000 warrants expired


NOTE 7- SUBSEQUENT EVENTS


In March 2006 the Company borrowed $29,000 from an individual. In conjunction the Company issued five-year warrants to purchase 20,000 shares of the Company s common stock at an exercise price of $.10 per share.

In March 2006 the Company sold to an accredited investor 100,000 shares of the Company s common stock for $10,000. In conjunction the Company issued five-year warrants to purchase 100,000 shares of the Company s common stock at an exercise price of $.15 per share.

During March and April 2006 an officer loaned the company $ 6000.


Warrants were issued during the quarter as follows.

Name         Issue          Expire            Amount     Exercise Price
Individual   March 06    March  2011         145,000      $.08.5 to .15

The warrants vested immediately.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company continued its product development and application testing, and now have numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued.
The other three are pending. Additionally, one patent has been purchased by the Company. The Company has been increasing its marketing efforts principally by retaining the services of specialized distribution firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, maritime, wood products, structural steel and nuclear power plants. Significant tests have been passed and approvals received to qualify the Company's products in naval and other military and governmental applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, the slow process of specifying new products in highly regulated industrial applications and the decisions not to use any fire retardant product.

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

 COMPARISON SIX MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

Sales of $162,347 for the six months ended February, 2006 represented a decrease of 14.5% from the $189,913 for the comparable six-month period of the prior year. Cost of goods sold during the same periods decreased from $108,779 to $74,416 resulting in a gross profit of $84,931 compared to $81,134 in the prior year. Selling, general and administrative expenses for the six months ended February 28, 2006 was $536,130, representing a decrease of $24,677 or 4.0% from the $560,807 of the similar period of the prior year.


The main components of the decreases are, increases in late charges of approximately $12,400 and approximately $38,300 in salaries and decreases of approximately $53,000, $12,300 and $7,900 in repricing of warrants, insurance and professional fees respectively.

COMPARISON THREE MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

Sales of $100,116 for the three months ended February 28, 2006 represented an increase of 36.3% from the $73,639 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased from $40,480 to $41,184 resulting in a gross profit of $43,024 compared to $33,159 in the prior year. Selling, general and administrative expenses for the three months ended February 28, 2006 was $289,027, representing an increase of $26,557 or 10.1% from the $262,470 of the similar period of the prior year.

The main components of the increases are late charges of approximately $10,700 and approximately $38,300 in salaries and decreases of approximately $8,000 and $6,000 in repricing of warrants and insurance respectively.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2006 the Company had cash balances of $ 2,055.

In January and February 2006 the Company sold to 4 accredited investors and one employee 250,000 shares of the Company s common stock for $25,000. In conjunction the Company issued five-year warrants to purchase 250,000 shares of the Company s common stock at an exercise price of $.085 to $.14 per share.

During February 2006 the Company borrowed from three individuals
$30,000 . These loans will be paid back from the sale of the first 750 gallons of A-18 in the amount of $36,000 and have no specific due date.

During the quarter ended February 28, 2006 two officers loaned the Company a total of %7,522.

The Company has deferred payment of $378,031 of the installments of the Chapter 11 liability to unsecured creditors that was due in September 1996, 1997, 1998 and 1999. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing.


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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Date       Title     Number    Cash Price
 1/06     common     50,000       $.10
 2/06     common    200,000       $.10

The proceeds were used for working capital.




ITEM 6.  EXHIBITS



Exhibits 31.1 31.2 Certification of Financial Information

Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2006                 NoFire Technologies, Inc.


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