Form 10QSB
period 2006-05-31
NOFIRE TECHNOLOGIES INC
filed 2006-07-19
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31, 2006

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 35,156,622 shares of Common Stock as of July 19, 2006

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1


                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of May 31, 2006(unaudited)
         and August 31, 2005                                  3

         Statements of Operations for the Nine Months and
         Three months ended May 31, 2006 and 2005
         (unaudited)                                          5

         Statements of Cash Flows for the
         Nine Months ended May 31, 2006 and 2005.
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       12

Item 3.  Controls and Procedures                             13


Part II - OTHER INFORMATION

Item 1.   Legal                                              14

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                    14

Item 6.  Exhibits                                            14

         Signatures                                          14

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2













                                  Page 2


              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                                May 31,     August 31,
                                                  2006         2005
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $ 4,253      $14,099
    Accounts receivable - trade                    5,999        5,313
    Inventories                                   52,051       81,628
    Prepaid expenses and other current assets     25,841        6,645
                                               ---------    ----------
    Total Current Assets                          88,144      107,685
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           1,480        2,665
                                               ---------    ----------
OTHER ASSETS:
      Security deposits                           28,048       26,000
                                              ----------     ---------
                                                  28,048       26,000
                                              ----------     ---------
                                               $ 117,672     $136,350
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                       May 31,    August 31,
                                                        2006         2005
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            1,213,794        841,036
    Loans and advances payable to
      Stockholders                                     441,088        408,610
    Deferred salaries                                1,759,438      1,440,445
    Loans payable                                      367,647        279,300
    Convertible Debentures 8% (net)                    408,481        469,928
                                                      ----------      --------
    Total Current Liabilities                        4,568,479      3,817,350
                                                     ----------      --------

LONG TERM LIABILITY                                       -             -


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      Issued and outstanding 35,156,622
      shares at May 31, 2006 and
      34,806,622, as of August 31, 2005                351,566        348,066
      Capital in excess of par value                13,737,149     13,160,269
      Unearned compensation                             0              (3,675)
      Accumulated Deficit                          (18,539,522)   (17,185,660)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (4,450,807)    (3,681,000)
                                                    ----------     ----------
                                                    $  117,672     $  136,350
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Nine Months       For the Three Months
                                           Ended May 31,               Ended May 31,
                                           2006       2005         2006           2005
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)

NET SALES                              $  222,273    $ 464,691     $  60,026    $ 274,777
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                         123,386      170,742       45,969        61,963
    Research and development costs         34,190       36,773       14,079        14,805
    General and administrative            790,118      939,685      282,815       457,553
    Equity based compensation expense      43,443       70,565       78,753        20,560
                                       ----------    ----------    -----------  ----------
                                          991,137     1,217,765      421,616       554,881
                                       ----------     ---------     -----------   --------
LOSS FROM OPERATIONS                     (768,764)    (753,074)    (361,590)     (280,104)
                                       ----------    ----------    -----------   ----------
OTHER EXPENSES:
    Interest expense                     338,997       136,863       87,195        49,555
    Interest income                           -             70         -              225
    Equity based interest expense        281,883       556,827      281,883       465,879
                                       ----------    ----------    ------------  ---------
                                         620,880       693,760       369,078       515,659
                                       ----------    ----------    ------------  ---------

LOSS BEFORE INCOME TAXES               (1,389,644)  (1,446,834)     (730,668)    (795,763)

DEFERRED INCOME TAX BENEFIT                35,783       43,225           -         -
                                       ----------    ----------    ------------- ---------
NET LOSS                              $(1,353,861) $(1,403,609)     (730,668)   $(795,763)
                                       ==========    ==========    ============= =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          34,956,622   31,401,705    35,131,622   31,401,705
                                       ==========   ==========   ============= ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (0.04)  $   (0.05)   $    (0.02)      $ (0.03)
                                       ==========   ==========   ============== =========





See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Nine Months
                                                   Ended May 31,
                                                    2006       2005
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $ (1,353,861) $(1,403,609)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                1,185        5,048
        Amortization of interest expense for
        discount on convertible debentures         324,107      423,059
        Warrants issued in exchange for loans       92,875
        Repricing of warrants                       20,178       50,860
        Warrants issued with debt conversion
        and common stock in exchange for services   50,447      113,884
        Changes in operating assets and liabilities

             Inventory                              29,577      (2,678)
             Accounts receivable - trade              (686)      12,751
             Prepaid expenses and other            (19,196)      (5,590)
             Accounts payable and accrued expenses 372,758      139,491
             Deferred salaries                     319,993      198,677
             Foreign tax credit                        -         46,500

                                                ----------    ---------
 Net cash flows from operating activities         (163,623)    (421,607)
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Nine Months
                                                   Ended May 31,
                                                 2006        2005
                                               ---------     ---------
                                                      (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES                  -           -
             Security deposits                        (2,048)    (870)
                                                  ----------   --------
Net cash flows from investing activities              (2,048)    (870)
                                                  ----------    ------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock,
     net of related expenses                        35,000    106,000
   Net proceeds from short term loans               88,347     87,438
   Payments on advances from stockholders          (38,500)      -
   Loans and advances from stockholders             70,978    204,550
                                                  ----------   ----------
Net cash flows from financing activities           155,825     397,988
                                                 ----------    ----------
NET CHANGE IN CASH                                  (9,846)   (12,489)

CASH AT BEGINNING OF PERIOD                         14,099      33,706
                                                ----------    ----------
CASH AT END OF PERIOD                              $ 4,253      $ 9,217
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid (received)                  $ (35,783)      $(43,225)
                                               ========       =========

Interest paid                                 $ 24,254        $  6,878
                                              ==========    ==========


Common stock issued in exchange
  for subscription receivable                      -       $ 1,614,434
  for settlement of debt                           -           10,000
  for debt conversion                          $ 65,009          -
                                              ==========    ==========




See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                               May 31,2006


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

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
May 31, 2006




                                  Nine months ended          Three months ended
                                       May 31,                      May 31,
                                  2006             2005       2006        2005

Net loss as reported          $(1,353,861) $ (1,403,609)    (730,668)$(795,763)
Deduct: Stock-based compensation,
Net of tax                         13,975       133,000          0        0
                              -------      -----------       ------- ---------
Net loss, pro-forma          $ (1,367,836) $(1,536,609)      (730,668 (795,563)
Basic earnings per share
     As reported             $  (0.04)        $ (0.047))      $(0.02)  $ (.025)
     Pro-forma               $  (0.04)        $ (0.048))      $(0.02)  $ (.025)




The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded $38,532 of compensation expense for stock options and warrants granted to employees during nine months ended May 31, 2006.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the Nine Months ended May 31,
                                                2006               2005

Risk free interest rate                         4.52               4.0
Expected life
Yrs                                              5                 5
Dividend rate                                  0.0%                0.0%
Expected volatility                            113%                73%



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


NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2006


Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156   Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statement of the company once adopted.

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


NOTE 5 Convertible Debentures-Other Debt And Capital:

On September 2, 2005 the Company borrowed, from an accredited investor, $100,000 at the interest rate of 15%. The note has a one year maturity date.

Page 10

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2006


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

In March 2006 the Company borrowed, from an individual, $29,000 at an interest rate of 2% per month. In conjunction with the transaction the Company issued five-year warrants to purchase 20,000 shares of the Company s common stock at an exercise price of $.10 per share. In April $9,000 was repaid and an additional $10,000 was repaid in June 2006.

In April 2006 the Company borrowed $25,000 from a director of the Company. The Note carries an interest rate of $500 per month and is due July 21, 2006. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company s common stock at an exercise price of $.20 per share.

In May 2006, $469,928 of Convertible Debentures previously issued were reissued. In conjunction with the reissued debt the Company issued 1,200,000 $0.20 five-year warrants to purchase the Companys common stock. The warrants vested immediately. The Company charged $ 269,968 to interest expense on this transaction and $65,009 of debt discount is being written off at approximately $5345 per month.

In March 2006 the Company sold to an accredited investor 100,000 shares of the Company s common stock for $10,000. In conjunction the Company issued five-year warrants to purchase 100,000 shares of the Company s common stock at an exercise price of $.15 per share.


During the quarter ended May 31, 2006 two officers loaned the Company a total of $39,455.

NOTE 6- WARRANTS

Warrants were issued during the quarter as follows.

Name            Issue            Expire        Amount       Exercise Price

Noteholder      March 06       March 2011        20,000      $ .10
Individuals(2)  March 06       March 2011       125,000      $.08.5  to .15
Employee        April 06       April 2011         2,000      $.20
Director        April 06       April 2011        50,000      $.20
Employees (2)   May 06         May 2011         140,000      $.20
Noteholder      May 06         May 2011       1,200,000      $.20

Page 11
NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2006


In May 2006, $469,928 of Convertible Debentures previously issued were reissued.

In conjunction with the above the Company issued 1,200,000 $0.20 five-year warrants to purchase the Companys common stock. The warrants vested immediately. The Company charged $269,968 to interest expense on this transaction. $61,447 of debt discount is being written off at approximately $5345 per month.

The warrants vested immediately except 100,000 shares issued to an employee in May of 2006 which vest 50,000 in November 2006 and 50,000 shares in May 2007 subject to an agreement still being in force.

During the quarter ended May 31, 2006 no warrants expired.

NOTE 7- SUBSEQUENT EVENTS

In March 2006 the Company borrowed, from an individual, $29,000 at an interest rate of 2% per month. In conjunction with the transaction the Company issued five-year warrants to purchase 20,000 shares of the Company s common stock at an exercise price of $.10 per share. In April $9,000 was repaid and an additional $10,000 was repaid in June 2006.

During June 2006 an officer loaned the company $ 13,500.

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


Page 12
The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives.

Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.

 COMPARISON NINE MONTHS ENDED May 31, 2006 AND May 31, 2005

Sales of $222,373 for the nine months ended May 31, 2006 represented a decrease of 52.1% from the $464,691 for the comparable nine-month period of the prior year. Cost of goods sold during the same periods decreased from $170,742 to $123,386 resulting in a gross profit of $98,987 compared to $293,949 in the prior year. Selling, general and administrative expenses for the nine months ended May 31, 2006 was $790,118,representing a decrease of $149,567 or 15.9% from the $939,685 of the similar period of the prior year.


The main components of the decreases are approximately $62,000, $47,800 $17,000 and $17,00 in bad debts, commissions, insurance and professional fees respectively.
COMPARISON THREE MONTHS ENDED May 31, 2006 AND May 31, 2005

Sales of $60,026 for the three months ended May 31, 2006 represented a decrease of 78.3% from the $274,777 for the comparable three-month period of the prior year. Cost of goods sold during the same periods decreased from $170,742 to $123,385 resulting in a gross profit of $98,987 compared to $293,949 in the prior year. Selling, general and administrative expenses for the three months ended May 31, 2006 was $282,815, representing a decrease of $174,815 or 38.2% from the $457,553 of the similar period of the prior year.

The main components of the decreases are approximately $62,000, $47,000 $44,000 $5,000 and $15,000 in bad debts, commissions salaries insurance and professional fees, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At May 31, 2006 the Company had cash balances of $4,253.

In March 2006 the Company borrowed, from an individual, $29,000 at an interest rate of 2% per month. In conjunction with the transaction the Company issued five-year warrants to purchase 20,000 shares of the Company s common stock at an exercise price of $.10 per share. In April $9,000 was repaid and an additional $10,0 00 was repaid in June 2006.

In April 2006 the Company borrowed $25,000 from a director of the Company. The Note carries an interest rate of $500 per month and is due July 21, 2006. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company s common stock at an exercise price of $.20 per share.

In March 2006 the Company sold to an accredited investor 100,000 shares of the Company s common stock for $10,000. In conjunction the Company issued five-year warrants to purchase 100,000 shares of the Company s common stock at an exercise price of $.15 per share.

During the quarter ended May 31, 2006 two officers loaned the Company a total of $ 39,455.

The Company has deferred payment of $378,031 of the installments of the Chapter 11 liability to unsecured creditors that was due in September 1996, 1997, 1998 and 1999. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in Page 13 a public or private offering. There is no assurance that the Company will be successful in securing requisite financing.

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

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006 the Company sold to an accredited investor 100,000 shares of the Company s common stock for $10,000. In conjunction the Company issued five-year warrants to purchase 100,000 shares of the Company s common stock at an exercise price of $.15 per share.

Date       Title     Number    Cash Price
 3/06     common     100,000       $.10

The proceeds were used for working capital.

ITEM 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information

Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 19, 2006                 NoFire Technologies, Inc.


                                   By:  /s/ Samuel Gottfried
                                        Samuel Gottfried
                                        Chief Executive Officer


                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman of the Board,
                                        Chief Financial Officer


Page 14