Form 10KSB
period 2006-10-31
NOFIRE TECHNOLOGIES INC
filed 2006-12-14
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2006

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

YES X NO

Check if there is no disclosure of delinquent filers contained in this form in response to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]


Issuer's revenues for its fiscal year ended August 31, 2006 $363,720


Aggregate market value of the voting stock held by     $1,693,566
non-affiliates as of November 9, 2006


Number of shares of common stock outstanding as of
November 9, 2006                                       36,583,944


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

The Company has developed intumescent products intended to eliminate or minimize these deficiencies and (i) provide significant protection for a wide range of substrates with relatively thin coats of fire protective material,
(ii) be useful over a wide temperature range and (iii) utilize a water based, nontoxic formula. The NoFire products are manufactured based on formulas that combine a fluid intumescent with fibers of various sizes and types, which together provide the desired fire redundancy. The NoFire liquid formulas are covered by three United States Patents and corresponding patents and patent applications in over 30 foreign countries. The United States Patents are:

No. 4,879,320 - Intumescent Fire-Retardant Coating Material, issued
November 7, 1989 No. 4,965,296 - Intumescent Fire-Retardant and Electrically-Conductive Coating Material, issued October 23, 1990; and No. 5,723,515 Intumescent Fire-Retardant Composition for High Temperature and Long Duration Protection, issued March 3, 1998.

The Company also has obtained United States Patents on certain applications:

No. 5,985,385 - Fire and Heat Protection Wrap for Conduits, Cable Trays, Other Electrical Transmission Lines and Gas and Oil Pipelines, issued November 16, 1999; No. 6,048,805 - Fire, Heat and Back draft Protection Shield for Firefighters, issued April 11, 2000; No. 6,074,714 - Fire and Heat Protection Wrap for Structural Steel Columns, Beams and Open Web Joists, issued June 13, 2000; No. 6,114,003 - Insulation Blanket Having an Inner Metal Core Air Cell and Adjoining Outer Insulation Layers, issued September 5, 2000; and
No. 6,510,807 Pre-Fabricated Fireproof Bulkhead with Special Interlocking Joints for a ship, issued January 28, 2003.

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

MAJOR CUSTOMERS

The Company s three largest customers during the most recent fiscal year represented 47.3%, 7.1% and 5.2% of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.

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

Various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-
2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and IEEE 383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754 (18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy s Qualified Product List (QPL), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organizations, SOLAS codes by the U.S. Coast Guard and four of the world s major ship registries, and were approved by Det Norske Veritas for distribution in the European Community (EC). The Company also has state and city approvals from such as the states of California and Rhode Island and a MEA (Material Equipment Acceptance) from the City of New York.

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

EMPLOYEES

As of   December 15, 2006, the Company had seven employees, six of whom were full-time employees.

Item 2. DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial Avenue,
 Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space pursuant to a lease expiring August 31, 2008. Monthly rent payments for the year ending August 31, 2005 was approximately $11,278. Monthly rent payments for the year ended August 31, 2006 is approximately $11,960.

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


                     2005-2006             2004-2005
Quarter Ended      High      Low         High      Low
-------------      ----      ---         ----      ---
November 30      $0.15    $0.11          $0.31     $0.11
February 28      $0.15    $0.09          $0.29     $0.16
May 31           $0.25    $0.22          $0.34     $0.20
August 31        $0.20    $0.14          $0.23     $0.21




(b) HOLDERS As of August 31, 2006 there were approximately 261 holders of record of the Company's outstanding Common Stock.

(c) DIVIDENDS The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its operations. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES
The following table sets forth information regarding sales or issuances of our securities without registration under the Securities Act 0f 1933 as amended during the two years ended August 31, 2005 and August 31, 2006. All sales were made solely to accredited investors, without a broker, and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 under Regulation D.











                                Conversion
                                  Price
Date        Title     Number    Cash Price     Notes
 9/04       common     71,428     0.14
 9/04       common    214,428     0.14
 9/04       common    659,003     0.14  (1)
 9/04       common  9,323,444     0.14  (1)
 9/04       common     14,286     0.14  (3)
 9/04       common     12,500     0.23  (4)
12/04       common  2,271,941     0.14  (1)
 1/05       common    121,429     0.14  (1)
 2/05       common     50,000     0.20  (2)
 2/05       common     65,000     0.28  (3)
 3/05       common    214,286     0.14
 5/05       common     30,000     0.30  (2)
 8/05       common     15,000     0.22  (4)
 1/06       common    200,000     0.10
 2/06       common     50,000     0.10
 3/06       common    100,000     0.10
 8/06       common    650,000     0.10


(1) Issued in conjunction with a conversion of 8% Convertible Bonds
(2) Issued in conjunction with conversion of debt
(3) Issued as fees
(4) Issued for services rendered

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company continues product development and application testing. As a result of these activities, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications have been filed resulting in the issuance of six patents since August 1995, and two applications awaiting action by the U.S. Patent Office.

Item 1 - Business of the Company. Marketing efforts to develop new applications and establish new customers were continued in fiscal 2006. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2007 and beyond.

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year Mr. Oolie advanced to the Company $56,926.

The Company is accruing interest on the advance at the rate of 15% per annum.

During the fiscal year eleven accredited investors purchased 1,000,000 shares of the Companys common stock for $100,000.00. In addition they received 928,571 five-year warrants exercisable at prices ranging from $0.10 to $0.15 per share. The warrants vested immediately.

In September 2005 an accredited individual loaned the Company $100,000 at 15% interest. The note was due in one year and is collateralized by 2,000,000 shares of the Companys common stock to be held in escrow. An officer of the Company also guaranteed the debt. In October of 2006 the Company paid $40,000 of principal and interest to October 25, 2006 on the entire amount. (see subsequent events)

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock.

During October 2005 the Company borrowed from two individuals $46,135. These loans bore no interest and have no specific due date.

During December 2005 the Company borrowed from two individuals $10,000. These loans bore no interest and have no specific due date.

During February 2006 the Company borrowed from three individuals
$30,000. These loans will be paid back from the sale of the first 750 gallons of A-18 in the amount of $36,000 and have no specific due date.

In March 2006 the Company borrowed, from an individual, $29,000 at an interest rate of 2% per month. In conjunction with the transaction the Company issued five-year warrants to purchase 20,000 shares of the Company s common stock at an exercise price of $.10 per share. In April $9,000 was repaid and an additional $10,000 was repaid in June 2006. In October 2006 the balance of the loan was repaid with interest. (see subsequent events)

In April 2006 the Company borrowed $25,000 from a director of the Company. The Note carries an interest rate of $500 per month and is due July 21, 2006. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company s common stock at an exercise price of $.20 per share.

During July 2006 the Company borrowed $5,000 from a company who makes loans on future credit card sales. The loan is being repaid at the rate of 25% on each credit card sale.

In August 2006 the Company sold a 10% Convertible Debenture for $165,000. The debenture is due in February 2007 and is convertible into the Company s common stock at the rate of $0.10 per share. There was no beneficial conversion feature to value for the conversion terms as the stock price exceeded the conversion price on the debt issue date.

In conjunction with the above the Company issued 2,000,000 five-year warrants convertible into the Company s common stock at the rate of $0.10 per share. The warrants vested immediately. These warrants were valued at $87,010 and are being amortized over the term of the debt.

The chairman of the board has pledged his stock holdings in the Company and the Company has pledged all of its assets to secure the above Debenture.(See
Note 7)

During the year, the officers deferred an additional $509,373 of their salaries

Also in fiscal 2006, $35,856 was obtained through an additional sale of a portion of the Company s New Jersey Operating Loss Carry Forward under a program sponsored by that state.

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

There is no assurance that revenue from sales and/or financing efforts described above will be sufficient to fund the Company's cash requirements in the future.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2006 AND 2005

Sales of $363,720 represented an decrease of $180,081 or 33% from the $543,801 in the prior year.

The net loss of $(1,753,775) for fiscal year 2006 was $18,840 more than the net loss of $1,734,935 in the prior year.

General and administrative expenses and research and development costs of $1,171,580 in fiscal year 2006 was $210,968 or 14.5% less than the prior year.

The main components of the changes are as follows:


                               8/31/2006       8/31/2005    Difference


Material                      $  196,845          217,604      (20,759)
Testing                           60,398           52,359        8,039
Mfg O/H                           49,283           45,452        3,831
Rent                             143,526          135,332        8,194
Repricing warrants                20,178           55,015      (34,837)
Professional Fees                103,233          124,463      (21,230)
Insurance                         46,144           84,126      (37,982)
NJ Tax Refund                     35,783           42,150       (6,367)
Interest Expense                 726,698          739,631      (12,933)
Bad Debt Expense                    0             108,588     (108,588)
Commissions                       21,844           68,376      (46,532)
Amortization and Depreciation      1,578            6,735       (5,157)
Penalties                         25,823           10,612       15,211


During the fiscal years 2005 and 2006, the Company realized approximately $49,928 and $35,783 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

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

Accounting for Income Taxes

As part of the process of preparing the Companys financial statements the Company is required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such to going Concern.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended August 31, 2006 and 2005. The Company lacks sufficient capital to pay its debts timely. Those conditions raise substantial doubt about the abilities to continue as a going concern.
The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Accounting for Stock Based Compensation

We have adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"), effective
September 1, 2005. As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or warrants granted to employees and directors for services rendered prior to September 2005.
Item 7. FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal years ended
August 31,2006 and August 31, 2005, together with the report thereon by the Company's independent auditors, are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

During the fiscal years August 31 2006 and August 31, 2005 there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Item 8A. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "1934 Act"), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:


Name                         Age        Position

Samuel Gottfried              60        Director, Chief
                                        Executive Officer,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Sam Oolie                     70        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer,
                                        Chief Financial Officer
                                        and Treasurer

Bernard J. Koster             73        Director

Gerald H. Litwin              64        Director

Alphonso Margino              68        Secretary





Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

Sam Oolie
Mr. Oolie has served as a Director of the Company since September, 1993, as Chairman of the Board and Chief Operating Officer and Chief Financial Officer since August 16, 1995. He was Chief Executive Officer from August 16, 1995 to July 26, 1999. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privately owned Investment Company. Mr. Oolie also serves as a Director of Comverse Technology, Inc., a manufacturer of voice storage and forwarding systems and message management computer services, since May 1985.

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

Gerald H. Litwin
Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past five years, Mr. Litwin, an attorney, has been a principal in the law firm of Litwin & Tierman, P.A., and previously was the principal of Gerald H. Litwin, P.A. Mr. Litwin's firms served as the Company's Counsel, and his current firm continues to provide certain legal services to the Company.

Alphonso Margino
On June 15, 1992 Mr. Margino was appointed to the board and named to the offices of Vice President and Secretary. He served on the board until November 24, 1998. Previous to June 15, 1992, he was associated with the Company in marketing capacities.

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


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. Except as discussed in Notes 2 and 3 to such table, the Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2006, 2005, and 2004, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.

SUMMARY COMPENSATION TABLE

For the Years Ended August 31, 2006, 2005, and 2004


Name and               Year Ended  Salary    Salary     Options  All other
Principal Position     August 31   Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------

Samuel Gottfried
Chief Executive Officer   2006       None    $221,184
from January 1, 2003      2005     $ 29,180  $188,779     (4)(5)
and Chief Technical       2004     $ 49,217  $144,837     (4)(5)
Officer And Assistant
Treasurer from August 1



Sam Oolie                 2006        None   $221,184
Chairman of the Board,    2005     $  8,616  $210,187
Chief Operating Officer   2004     $ 44,591  $145,433    (4)(5)
And Chief Executive Officer
until July 26, 1999, and
Chief Financial Officer
Since January 2, 2003


William A. Retz           2006        None   None
Chief Executive Officer   2005        None   None
from September 1, 2000    2004        None   None         (2)     $25,000
until January 2, 2003


Alfonso Margino           2006      $ 3,750   $74,145
Vice President            2005      $15,000   $61,660
And Secretary since       2004      $24,087   $58,708     (4)
June 15, 1998





Note (1) Amounts shown as salary deferred are payable when revenues or financings permit payment as determined by the Board of Directors.

Note (2) Consulting agreement as discussed below.

Note (3) On September 5, 2000 the Company s Executive Committee authorized the issuance of a five-year warrant to Dr. Gottfried for 278,000 shares at an exercise price of $0.50 per share. This warrant became fully vested on September 5, 2001. On November 5, 2001, a five- year warrant was issued to Radm Retz for 100,000 shares at an exercise price of $0.35 per share with immediate vesting. On November 5, 2001, expiring warrants were replaced with new five-year warrants at an exercise price of $0.35 per share to the following officers: Mr. Oolie, 300,000; Dr. Gottfried, 160,000; and
Mr. Margino, 100,000. The replacement options were immediately vested. On
July 22, 2003, seven-year warrants were issued at an exercise price of $0.30 per share to the following officers: Mr. Oolie, 725,000; Dr. Gottfried 500,000; and Mr. Margino, 250,000. In conjunction with a debt conversion agreement all of the above warrants have been cancelled as of August 30, 2004 (see note 4 below).

Note (4) On August 30, 2004 the Company entered into conversion of debt agreement whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock.

In addition warrants were issued at the rate of 3 times the number of shares.

On August 30, 2004 the officers and directors returned 8,305,460 previously issued warrants as part of the transaction.

Note (5) In January 2004 the board of directors authorized an increase in compensation to Dr. Gottfried and Mr. Oolie. The new compensation beginning 1/1/04 is $213,000 annually for each of them.

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

The following table sets forth as of November 9, 2006 the number of shares of Common Stock owned of record or beneficially by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.


Name and Address           Shares Beneficially      Approximate
Beneficial Owner            Owned including       Percent of Class
   (1)                          Warrants
----------------           -------------------      ------------------
Sam Oolie                        18,384,127                 37.3%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried                 15,700,123                 33.1%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino                  8,656,568                 20.3%
NoFire Technologies, Inc.
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster                 1,226,652                  3.2%
7 Old Smith Road
Tenafly, NJ  07670

Gerald H. Litwin                  7,471,600                 17.7%
Two University Plaza
Hackensack, NJ  07601

Lavin Holdings, LLC               7,515,388                 20.5%
483 Winthrop Road
Teaneck, NJ 07666

Carole Salkind                    6,340,435                 15.5%
18911 Collins Ave
Sunny Isles Beach Fl. 33160

John Cavanna                      4,045,287                 10.3%
2337 Lemoine Ave
Fort Lee NJ 07024




All officers and directors      51,439,070                  70.6%
as a group (five persons)





Note (1) As of November 9, 2006, there were 36,583,944 shares of Common
Stock issued and outstanding. Percentage of class for all officers and directors as a group are computed on 72,891,398 shares. Percentage of class for Lavin Holdings LLC, Carole Salkind and John Cavanna is computed on outstanding common stock in the amount of 36,583,944.


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 5% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 5% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2005 the Company believes that no director or officer of the Company or beneficial owner of more than 5% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As a result of loans made to fund the Company's operations during its trusteeship under a Chapter 11 bankruptcy that ended on August 11, 1995 plus accrued interest to that date, there were balances due at September 1, 1996 of $171,137 to Mr. Oolie, and $10,918 to Mr. Koster. Mr. Koster and Mr. Oolie converted their claims into a convertible debenture on August 30, 2004
(see below).

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




All of the above was converted during the fiscal year 2005.

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

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A. and provides certain legal services to the Company. At August 31, 2006, the Company was obligated to that firm in the amount of $319,449. Expenses in fiscal 2005 were $33,980 for legal services, and in fiscal 2006, $ 18,227 in fees. In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof. In August 2005 the balance of the bankruptcy debt was converted to an 8% convertible debenture. In July 2003, the Company issued warrants to Mr. Litwin to purchase a total of 700,000 shares of the Company s common stock for $0.30 per share, expiring in seven years, in settlement of interest owed to Litwin & Tierman. The warrants vested immediately. In August 2004, as part of the issuance of the convertible debenture, these warrants were cancelled.

During three fiscal years ended 2006, the officers deferred a total of $1,326,117 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $170,163 at August 30, 2006.

On November 14, 2005, in conjunction with loans made to the Company, Mr. Oolie was issued 1,000,000 ten year warrants. These warrants were issued at $.20 and vested immediately.


Item 13. EXHIBITS

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1. FINANCIAL STATEMENTS


Index to Financial Statements                             F-1

Report of Independent Registered Public Accounting Firm
Sherb & Co., LLP.                                         F-2

Financial Statements:

  Balance Sheet as of August 31, 2006                     F-3

  Statements of Operations for the years
         ended August 31, 2006 and 2005                   F-4

 Statements of Changes in Stockholders' Equity
    (Deficiency) for the years ended August 31,2006
     and 2005                                             F-5





Statements of Cash Flows for the Years

      Ended August 31, 2006 and 2005                  F-6

      Notes to Financial Statements                   F-8 to F-22

2.  EXHIBITS                                               none



2. Certification of Financial Information Exhibits 31.1 31.2

3. Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended August 31, 2006 and 2005 for professional services rendered by our principal accountants for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10QSB were approximately $17,500 and $18,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended August 31, 2006 and 2005 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $ 0 for each year.

TAX AND OTHER FEES

There aggregate fees billed for the fiscal years ended August 31, 2006 and 2005 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $-0- and $-0-, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

We did not have any non-audit services provided by our principal accountants during fiscal 2006 or 2005.


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOFIRE TECHNOLOGIES, INC.



Date: December 11, 2006                      By: /s/ Sam Gottfried
                                        ------------------------
                                        Sam Gottfried,
                                        Chief Executive Officer



Date: December 11, 2006                      By: /s/ Sam Oolie
                                        ------------------------
                                        Sam Oolie
                                        Chief Financial Officer





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                December 11, 2006
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               December 11, 2006
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               December 11, 2006
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               December 11, 2006
Sam Oolie, Director





INDEX TO FINANCIAL STATEMENTS


                                                               Page
                                                              ------
Report of Independent Registered Public Accounting Firm
Sherb & Co.                                                   F-2

Financial Statements:

     Balance sheet at August 31, 2006                         F-3

     Statements of operations for the years ended
      August 31, 2006 and 2005                                F-4

     Statements of changes in stockholders' equity
      (deficiency) for years ended August 31,2006
       and 2005                                               F-5


     Statements of cash flows for the years ended
      August 31, 2006 and 2005                               F-6

     Notes to financial statements                         F-8 to F-22



F-1

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Directors
NoFire Technologies, Inc.
Upper Saddle River, New Jersey

We have audited the accompanying balance sheet of NoFire Technologies, Inc. as of August 31, 2006, and the related statements of operations, stockholders equity
(deficiency) and cash flows for each of the years then ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. as of August 31, 2006, and the results of its operations and its cash flows for each of the years then ended August 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $1.7 million for each of the years ended August 31, 2006 and 2005, and has a substantial working capital deficiency as of August 31, 2006. These factors raise substantial doubt concerning the Company s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ Sherb & Co., LLP
                                       Certified Public Accountants
    New York, New York
    November 16, 2006


F-2


NOFIRE TECHNOLOGIES, INC
BALANCE SHEET
ASSETS
August 31, 2006

CURRENT ASSETS:

   Cash                                            $    18,107
   Accounts Receivable - trade                           4,411
   Inventories                                          67,403
                                                    -----------
      Total Current Assets                              89,921

EQUIPMENT, LESS ACCUMULATED DEPRECIATION
  OF $39,626                                             1,086

OTHER ASSETS:
   Security deposits                                    36,714
                                                      ---------
                                                      $127,721
                                                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

   Settled liabilities                             $   378,031
   Accounts payable and accrued expenses             1,152,412
   Loans and advances payable to stockholders          475,538
   Deferred salaries                                 1,875,218
   Loans payable                                       389,415
   Convertible debenture 8% (net of discount)          425,094
   Convertible debenture 10% (net of discount)          89,591
                                                    ----------
      Total Current Liabilities                      4,785,299



STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock $.01 par value:
Authorized -150,000,000 shares
  issued, to be issued, and outstanding-
  35,806,621                                        358,066
Capital in excess of par value                    13,923,791
Accumulated Deficit                              (18,939,435)
                                                  ----------
   Total Stockholders' Equity (Deficiency)        (4,657,578)
                                                  ----------
                                                $    127,721
                                                   =========

See accompanying notes to financial statements
F-3

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                    Year Ended August 31,
                                      2006           2005
                                 ----------     ----------
NET SALES                         $ 363,720      $ 543,801
                                 ----------     ----------
COSTS AND EXPENSES:
   Cost of sales                    196,845       217,604
   General and administrative     1,192,223     1,371,358
                                  ----------    ----------
                                  1,389,068     1,588,962
                                 ----------     ----------
LOSS FROM OPERATIONS            ( 1,025,348)   (1,045,161)
                                 ----------     ----------
OTHER EXPENSES (INCOME):
   Interest expense (Equity
   based portion $319,396 and
   $514,007, respectfully)          764,210       739,631
   Interest income                        0            71
                                   --------       --------
                                    764,210       739,702
                                   --------     ----------

LOSS BEFORE INCOME TAXES         (1,789,558)   (1,784,863)
INCOME TAX BENEFIT                   35,783        49,928
                                 ----------     --------
NET LOSS                       $ (1,753,775)  $(1,734,935)
                                 ==========     =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC AND DILUTED    35,052,775    32,198,993
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $    (.05)  $      (.05)
                                 ==========     ==========



See accompanying notes to financial statements

F-4
NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

STATMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIENCY)

                                            Common Stock
                                      ------------------------

                                    Number of         Capital in Excess Accumulated  Unearned      Total
                                      Shares     Amount   of Par Value  (Deficit)  Compensation    Stockholders
                                                                                                   (Deficit)
                                                                                                    Equity
                                   ----------  ----------   --------  -----------   -----------    ---------

BALANCES, AUGUST 31, 2004           21,744,019   $4,348,804   $6,774,313 $(15,450,726)  $  0  $(4,327,609)

YEAR ENDED AUGUST 31, 2005
Conversion of indebtedness             709,003      141,801    (39,539)                           102,262
Conversion of indebtedness
related party                       11,716,814    2,343,363   (728,929)                         1,614,434
Sale of securities                     544,285      108,857    (28,845)                            80,012
Repriced warrants                          0             0       35,310                            35,310
Equities issued with debt/
beneficial conversion rights            65,000       13,000    515,067                            528,067
Recapitalization adjustment
Change in par value May 23, 2005                 (6,608,033) 6,608,033
Shares, options, warrants issued
for services                            27,500          275     24,859       0          (3,675)    21,459
Net loss                                                                  (1,734,934)          (1,734,934)
                                      -----------   ----------- --------- -------------  -------- ------------
BALANCES, August 31, 2005           34,806,621    $ 348,066 $13,160,269  $(17,185,660) $(3,675) (3,681,000)

YEAR ENDED AUGUST 31, 2006
Issuance of warrants with debt-
Related party                                                    92,875                              92,875
Equities issued with debt/beneficial
Conversion rights                                               510,298                             510,298
Sale of stock                        1,000,000       10,000      90,000                             100,000
Repriced warrants expense                                        20,178                              20,178
Equities issued for service
And amortization                                                 50,171                  3,675       53,846
Net Loss                                                                   (1,753,775)           (1,753,775)
                                    ------------  --------- ----------- ------------- ---------- -----------
BALANCES, August 31, 2006           35,806,621    $ 358,066  $13,923,791  $(18,939,435) $    0 $( 4,657,578)
                                    ==========    =========  ===========  ============== ======= ===========

F-5




See accompanying notes to financial statements























NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

                                             Year Ended August 31,
                                                2006         2005
                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (1,753,775 ) $(1,734,934)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization                 1,579        6,742
     Amortization of unearned compensation
     and debt discount                            32,713          -
     Equities issued as interest and beneficial
     Conversion features on current and past
     due loan payable                            603,803      528,067
     Warrants issued for consulting services      50,171       21,459
     Repricing of warrants                        20,178       35,310
     Accounts receivable - trade                     902       10,649
     Inventories                                  14,425        4,484
     Prepaid expenses and other current            6,645        6,279
     Accounts payable and accrued
        expenses                                 215,016      127,938
     Deferred salaries                           430,473      448,192
                                             ----------     ----------
 Net cash flows used by
     operating activities                      (377,870)     (545,814)
                                            ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Security deposits                          (10,715)      (1,120)
                                             -----------   -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:       (10,715)      (1,120)
                                            ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common
   stock, net of related expenses              100,000        80,013
 Net proceeds from short-term loans            136,855       117,938
 Loans and advances received from
   stockholders                                155,738       314,448
 Proceeds from issuance of
   convertible debentures                          -          14,928
                                            ----------     ----------
            Net cash flows from
             financing activities              392,593       527,327
                                            ----------     ----------
NET INCREASE (DECREASE) IN CASH                  4,008      (19,607)

CASH AT BEGINNING OF YEAR                       14,099       33,706
                                            ----------     ----------
CASH AT END OF YEAR                          $  18,107      $ 14,099
                                            ==========     ==========
F-6








NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $    53,484     $  30,000
                                            ==========     ==========
  Income taxes paid (benefit)              $   (35,783)    $( 49,928)
                                            ==========     ==========

Convertible debentures and other
debt converted to equity           $       $    -        $ 1,716,696
                                             ==========     ==========
  Common stock issued in exchange
    for services                            $ 89,846      $   21,459
                                            ==========     ==========




See accompanying notes to financial statements


F-7
NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:
Nature of the Business - The Company manufactures and markets intumescent fire retardant products throughout the world.

Going Concern- The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, obtaining additional financing or receiving additional capital. This raises substantial doubt about the Company s ability to continue as a going concern.
On August 11, 1995, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a plan of reorganization (the Plan). As of August 11, 1995, in accordance with AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting and implemented the effects of such adoption in its balance sheet as of August 31, 1995.
As discussed in Note 3, the Company has a liability for settled claims payable to creditors and has incurred accrued expenses in connection with its reorganization. Certain settled claims due on September 27, 1996 through 1999 remain unpaid. Without additional financing/capital or the achievement of profitable operations, funds for repayment of these obligations would not be available.

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

Financial Instruments - Financial instruments include accounts receivable, other assets, accounts payable, accrued expenses, settled liabilities and due to stockholders. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on market or other information available to management. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $ 1,579 and $1,734 for of the years ended August 31, 2006 and 2005, respectively.
F-8
NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

Intangible Assets - Patents are amortized on a straight-line basis over 5 years. Amortization expense was $5,008 for the year ended August 31, 2005.

Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation and net operating loss carry forwards.

Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2006:

Cash Concentrations - The Company maintains a cash balance with a financial institution which at some times may exceed federally insured limits.

   Accounts Receivable - The Company grants unsecured credit to many of its customers with two customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited.

Revenue Recognition Revenues are recognized when the Company s products are shipped.
Cost of Sales - Cost of sales includes the following costs: material costs, freight in, direct labor and packaging costs. Indirect costs of sale items included as selling, general and administrative costs for the years ended August 31, 2006 and 2005 are as follows: shipping and receiving labor of $8,667 and $8,272, and shipping costs of $8,638 and $5,716 respectively.

Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were approximately $5,698 and $7,563 for the years ended August 31, 2006 and August 31, 2005, respectively.

Research and Development Costs Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of 54,289,824 warrants outstanding is not included since it would be anti-dilutive.

Equity based compensation -
We previously accounted for stock-based compensation issued to our employees under Accounting Principles Board Opinion 25 (APB
25). Accordingly, no compensation costs for stock options issued to employees, which was measured as the excess, if any, of the fair value of our common stock at the date of grant over the exercise price of the options. The pro forma net earnings per share amounts as if the fair value method had been used are presented below for the year ended August 31, 2005, in accordance with the Company s adoption of SFAS 123(R).

F-9

NOFIRE TECHNOLOGIES, INC
                           NOTES TO FINANCIAL STATEMENT

For purposes of the following disclosures during the transition period of the adoption of SFAS 123(R), the weighted average fair value of options has been estimated on the date of grant using the Black-Scholes options pricing model. The Company has granted warrants to purchase common stock to employees in the year ending August 31, 2006, which have been recorded as an expense in the amount of $86,171, as such warrants vested immediately upon issuance.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock Based
Compensation, to stock-based employee compensation for the year ended August 31, 2005.
?

                                                    Year ended
                                                    August  31,
                                                        2005

Net loss as reported                                $(1,734,934)
Deduct: Stock-based compensation,
Net of tax                                           $ (155,146)
                                                     -----------
Net loss, pro-forma                                  $(1,890,080)
Basic earnings per share
     As reported                                      $  (0.05)
     Pro-forma                                        $  (0.06)




The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                   For the Year
                                                  ended August 31,
                                                2006               2005

Risk free interest rate                        5.25%              4.26%
Expected life                                    5 yrs            8.5 yrs

Dividend rate                                    0.02%            0.0%
Expected volatility                               124%             97%
F-10




NOFIRE TECHNOLOGIES INC
NOTES TO FINANCIAL STATEMENTS





FASB 155   Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies those concentrations of credit risk in the form of subordination are not embedded derivatives, and
e)amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year.

FASB 156   Accounting for Servicing of Financial Assets
In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statement of the company once adopted.
F-11

NOFIRE TECHNOLOGIES INC.
                           NOTES TO FINANCIAL STATEMENTS

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 2 - INVENTORIES:

Inventories, net of reserves, at August 31, 2006 consisted of the following:


Testing material   $  3,000
Raw material       $ 44,978
Finished goods       19,425
                   --------
                   $ 67,403
                   ========




NOTE 3 - SETTLED CLAIMS:

Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2006, settled liabilities payable totaled $378,031.

The Company is currently delinquent on its scheduled payments to certain Creditors that were due September 27, 1996 through 1999 in the gross amount of approximately $378,031. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:



F-12

NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS



Legal fees                      $ 344,963
Commissions                        32,801
Interest                          348,364
Payroll and payroll taxes          36,756
Accounts payable                  185,567
Other                             203,961
                               ----------
                             $  1,152,412

                                =========




NOTE 5   RELATED PARTY TRANSACTIONS

In March 2003 the Company received $88,811 from a stockholder, in exchange for a note bearing interest at 6.00% and payable by December 31, 2004. The note is collateralized by a security interest in two of the Company s patents. In August 2005 this note was purchased by Mr. Oolie. All original rights remain the same.

On August 30, 2004 the company entered into conversion of debt agreement whereby officers, directors and consultants of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock. Additional interest on such debt was converted at the same rate in November and December 2004 In addition warrants were issued at the rate of 3 times the number of shares.
The total amount of shares and warrants issued for the $1,614,434 of debt converted during the fiscal year 2005 was 11,716,814 shares of common stock and 35,614,434 warrants as reflected in the schedule below.

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





F-13

NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

On November 5, 2001, five-year warrants were granted to replace expiring warrants to the following officers and directors: Mr. Oolie, 300,000 shares, Dr. Gottfried 160,000 shares, Mr. Margino 100,000 shares, Mr. Litwin 100,000 shares and Mr. Koster 25,000 shares. The replacement warrants have an exercise price of $0.30 per share and are fully vested. On December 11, 2001, warrants were granted to Mr. Koster and Mr. Litwin entitling them each to purchase 20,000 shares of the Company s Common Stock at a price of $0.40 per share.
On July 22, 2003 seven-year warrants were granted to the following officers and directors: Mr. Oolie 725,000, Dr. Gottfried 500,000, Mr. Margino 250,000 and Mr. Koster 25,000. The warrants have an exercise price of $0.30 per share. On August 30, 2004 all of the above warrants were cancelled as part of the convertible debentures issued. (see above)

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A., and provides certain legal services to the Company. At August 31, 2006, the Company was obligated to that firm in the amount of $319,449.Expenses in fiscal 2006 were $18,225 for legal services, and in fiscal 2005, $ 33,980 in fees. In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof. In August 2005 the balance of the bankruptcy debt was converted to an 8% convertible debenture. In July 2003, the Company issued warrants to Mr. Litwin to purchase a total of 700,000 shares of the Company s common stock for $0.30 per share, expiring in seven years, in settlement of interest owed to Litwin & Tierman. The warrants vested immediately. In August 2004, as part of the issuance of the convertible debenture, these warrants were cancelled.

During three fiscal years ended 2006, the officers deferred a total of $1,326,117 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $170,163 at August 30, 2006.

On November 14, 2005, in conjunction with loans made to the Company. Mr. Oolie was issued 1,000,000 ten year warrants. These warrants were issued at $.20 and vested immediately, for which an expense of $92,875 was recorded.

During 2006 Mr. Oolie advanced an additional $56,928 to the Company. These Advances are due on demand and bear interest at %15 per annum

NOTE 6 - SETTLED CLAIMS PAYABLE TO RELATED PARTIES:

At August 31, 2004, settled claims payable includes amounts due to current officers and members of the Board of Directors of the Company totaling approximately $775,395, all of which are delinquent. On August 30, 2005, the Company converted this amount into an 8% convertible debenture. (see above)

NOTE 7 CONVERTIBLE DEBENTURES AND OTHER DEBT:

During the fiscal year ended August 31, 2005, $400,000 of Convertible
F-14




NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

Debenture previously issued were reissued to include interest and penalties in the amount of $69,928.

In conjunction with the above the Company issued 1,200,000 $0.22 ten-year warrants to purchase the Company s common stock. The warrants vested immediately. The Company charged $423,059 to interest expense on this transaction.

On August 30, 2004 the Company entered into conversion of debt agreement whereby officers and directors of the Company agreed to convert certain debt into an 8% convertible debenture. The debenture allows for a conversion at the rate of $0.14 per share of common stock. The beneficial conversion feature related to these debentures has been valued at $2,588,056 and expensed, since predominately all of such debt was converted into equity in November 2004. In addition warrants were issued at the rate of 3 times the number of shares issued upon conversation of such debt.

From November 1, 2004 through January 31, 2005 $1,614,434 of related party debt including interest on above debentures were converted into common stock.

In January 2005, the Company borrowed $65,000 from an individual. The note was due January 12, 2006 and has an interest rate of 15%. The note is partially collateralized with the proceeds from the sale of the Company s 2004 New Jersey loss carryforward. $35,856 was paid in December 2005.

In conjunction with the above 65,000 shares of the Company s common stock were issued at $.28 per share as a fee.

In September 2005 an accredited individual loaned the Company $100,000 at 15% interest. The note was due in one year and is collateralized by 2,000,000 shares of the Company s common stock to be held in escrow. An officer of the Company also guaranteed the debt. In October of 2006 the Company paid $40,000 of principal and interest to October 25, 2006 on the entire amount. (see subsequent events)

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock. During October 2005 the Company borrowed from two individuals $46,135. These loans bore no interest and have no specific due date.

During December 2005 the Company borrowed from two individuals $10,000. These loans bore no interest and have no specific due date.
During February 2006 the Company borrowed from three individuals
$20,000. These loans will be paid back from the sale of the first 500 gallons of A-18 sold in the amount of $24,000 and have no specific due date.
F-15




NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENT

In March 2006 the Company borrowed, from an individual, $29,000 at an interest rate of 2% per month. In conjunction with the transaction the Company issued five-year warrants to purchase 20,000 shares of the Company s common stock at an exercise price of $.10 per share. In April $9,000 was repaid, and an additional $10,000 was repaid in June 2006. In October 2006 the balance of the loan was repaid with interest. (see subsequent events)

In April 2006 the Company borrowed $25,000 from a director of the Company. The note carries an interest rate of $500 per month and is due July 21, 2006. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company s common stock at an exercise price of $.20 per share.

During July 2006 the Company borrowed $5,000 from a company who makes loans on future credit card sales. The loan is being repaid at the rate of 25% on each credit card sale.

 In August 2006 the Company sold a 10% Convertible Debenture for $165,000. The debenture is due in February 2007 and is convertible into the Company s common stock at the rate of $0.10 per share. There was no beneficial conversion feature to value for the conversion terms as the stock price exceeded the conversion price on the debt issue date.

In conjunction with the above the Company issued 2,000,000 five-year warrants convertible into the Company s common stock at the rate of $0.10 per share. The warrants vested immediately. These warrants were valued at $87,010 and are being amortized over the term of the debt.

The chairman of the board has pledged his stock holdings in the Company and the Company has pledged all of its assets to secure the above Debenture.(See
Note 7)

NOTE 8 - COMMITMENTS AND CONTINGENCIES:
Lease - The Company's lease of its facility expires on August 31, 2008 with total annual lease commitments of $148,500 and $153,500 for the years ending August 31, 2007 and 2008, respectively.

Rent expense, inclusive of taxes and insurance, was approximately $ 143,526 and $135,332 for the years ended August 31, 2006 and 2005, respectively.

In conjunction with a $100,000 loan made in September 2005, a lien was issued by the Company on two patents as collateral for the loan.

Also, 2,000,000 shares of the Company s common stock were issued in escrow to be issued if the loan payment is defaulted.

The chairman of the board has pledged his stock holdings in the Company and the Company has pledged all of its assets to secure the 10% Convertible Debenture issued in August 2006.

NOTES TO NOFIRE TECHNOLOGIES, INC.
FINANCIAL STATEMENTS

NOTE 9 - SOURCES OF SUPPLY:
Several components of the Company s products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company s products could be interrupted.

Note 10 ? INCOME TAXES
No provision for current and deferred income taxes is required for the years ended August 31, 2006 and 2005.

The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                    2006           2005
                                 ---------      ---------
Tax at statutory rate           $ 596,000      $  590,000
Permanent and other items        (194,000)       (199,000)
Temporary timing differences     (219,000)       (152,000)
State income tax, net of federal
  income tax benefit               27,000          28,000
Valuation allowance              (210,000)       (267,000)
                                 ---------      ---------
                                 $   -          $    -
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

 The Company has determined that the annual limitation under Internal Revenue Code Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $4,000,000, to be approximately $150,000 per year expiring in 2010. Subsequent to the date of the Plan, the Company has generated approximately $8,570,000 in net operating losses, which expire through 2026.
The significant components of the Companys net deferred tax asset are summarized as follows:

                                         August 31,
                                   ------------------------
                                            2006
                                         ----------
Net operating loss carry forwards        $4,270,000
                                         ----------
Valuation allowance                      $4,270,000
                                         ----------
                                         $    0
F-17

NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS




A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Companys prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2006 and 2005.

At August 31, 2006, the Company has federal and state net operating loss carry forwards for financial reporting and income tax purposes of approximately $12,570,000 which can be used to offset current and future taxable income through the year 2026

During each of the fiscal years 2006 and 2005,the Company sold a portion of its state net operating loss carry forwards (NOL) realizing approximately
$ 35,856 and $49,928, respectively.

NOTE 11 - MAJOR CUSTOMERS:

Sales to three customers represented 47.3%, 7.1% and 5.2% of net sales for the year ended August 31, 2006. Sales to three customers represented 38.6% 16.8% and 8.2% of net sales for the year ended August 31, 2005.

NOTE 12   WARRANTS AND COMMON STOCK:

For the years ended August 31, 2006 and 2005, a summary of the status of warrants were as follows:

                                      2006                    2005
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year   47,231,818  0.17      45,033,668   $0.22
Granted                           7,215,571  0.15      6,500,127    0.17
Exercised                                                    -         -
Cancelled/ forgiven                    -       -         (125,000)   0.32
Expired                            (157,565) 0.47      (4,176,980)   0.73
                               ----------   -----      ----------  -----
Outstanding, end of year         54,289,824  0.17      47,231,818    0.17
                               ==========   =====      ==========  =====
Exercisable, end of year         54,189,824  0.17      47,183,818    0.17
                               ==========   =====      ==========  =====


                               NOFIRE TECHNOLOGIES, INC
                             NOTES TO FINANCIAL STATEMENTS



The following table summarizes warrant data as of August 31, 2006:

                                            Outstanding and exercisable

                         Number of        Weighted-       Weighted    Number
                        Outstanding    average remaining   average exercisable
                                            life in        exercise
                                             years         price

                       ------------   ------------------ ----------- -
Range of exercise
prices:
$.01-$.15               45,210,449           5.58           $0.14    45,110,449
$.16-$.50                8,299,375           2.86            0.26     8,299,375
$.51-$.99                  580,000           3.77            0.60       580,000
$1.00 or more              200,000           0.18            2.00       200,000
                         ------------                              ----------
                        54,289,824                                   54,189,824

Information, at date of issuance, regarding warrant grants during the year ended August 31, 2006:

                                      Shares       Weighted        Weighted
                                                   average         average
                                                   exercise        fair
                                                   price           value
                                   ------------   ------------   ---------
Exercise price exceeds
market price
Exercise price equals
market price                        7,215,571      $0.15           $0.11
Exercise price is less
than market price




In addition the Company repriced and reissued warrants totaling 504,435 at a new exercise price of $0.14 per share. Due to the repricing of these warrants, an additional expense has been recorded in the amount of $20,178.

The weighted average grant date fair value of warrants granted during the year ended August 31, 2006 was $ 0.11. No warrants had been exercised by holders as of August 31, 2006.



NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

In October 2004, the Company issued ten-year warrants to two accredited investors to purchase a total of 1,915,714 of the Company s common stock at an exercise price of $.14 per share. Such warrants were issued with debt proceeds, and $86,808 of interest expense was recorded for the value of such warrants issued. The warrants vested immediately.

In October 2004, the Company issued five-year warrants to four employees to purchase 200,000 shares of the Company s common stock at an exercise price of $.14 per share. No compensation expense has been recorded as the warrant exercise price was at the then market price of the common stock. The warrants vested immediately.

In November 2004, the Company issued ten-year warrants to two accredited investors to purchase a total of 917,859 of the Company s common stock at an exercise price of $.14 per share. Such warrants were issued with the sale of common stock to these investors. The warrants vested immediately.

In January 2005, the Company issued five-year warrants to an employee to purchase 25,000 shares of the Company s common stock at an exercise price of $.14 per share. No compensation expense has been recorded as the warrant exercise price was at the then market price of the common stock. The warrants vested immediately.

In February 2005, the Company issued ten-year warrants to a Director of the Company, for services rendered, to purchase 700,000 shares of the Company s common stock at an exercise price of $.22 per share. No compensation expense has been recorded as the warrant exercise price was at the then market price of the common stock. The warrants vested immediately.

During February and March 2005, the Company issued to three creditors 107,500 Shares of common stock and five-year warrants to purchase 237,000 shares of the Company s common stock at $.20 per share. The warrants were issued for services rendered, equity raised and debt converted to equity. There was $22,969 recorded as compensation expense for the services portion. The warrants vested immediately.

In March 2005, the Company issued ten-year warrants to an accredited
Investor to purchase a total of 642,858 of the Company s common stock at an exercise price of $.14 per share. Such warrants were issued with the sale of common stock to these investors. The warrants vested immediately.

Also in March 2005, the Company issued to an individual five-year warrants to purchase 17,500 shares of the Company s common stock at $.35 per share. The warrants were issued for services rendered, which $4,554 of compensation expense has been recorded. The warrants vested immediately.




NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

In May 2005, the Company issued ten-year warrants to an accredited Investor to purchase a total of 1,200,000 of the Company s common stock at an exercise price of $.22 per share. These warrants were issued in conjuction with an extension of a note payable. Interest expense in the amount of $423,059 was recorded for such warrants. The warrants vested immediately.

During fiscal year ended August 31, 2006 the following equity transactions occurred;

   The Company sold 1,000,000 shares of common stock and issued 968,571 five year warrants with exercise prices ranging from $.10 to $.15 per share for $100,000, which was the then trading prices of the common stock each respective sale date.

The Company issued 1,000,000 warrants to its CEO, in connection to the debt advances to the Company by its CEO. The warrants have an exercise price of $.14 per share for ten years. An expense of $92,875 has been recorded for the fair value of these warrants issued.

The Company issued 4,550,000 warrants to unrelated parties for the inducement of debt extensions and the lending of additional monies during the year. These warrants have expiration dates ranging from five to ten years with exercise prices ranging from $.07 to $.20 per share. The Company has recorded $510,298 for the beneficial conversion rights and warrants issued in connection with such debt extended or newly issued, which has been expensed except for the debt discount. The remains a debt discount of $120,243 yet to be amortized over the term of such debt outstanding.

The Company issued another 607,001 warrants for services rendered during the year by consultants and its employees have been fairly valued at $50,171, which has been expensed. These warrants have a five year term with exercise prices ranging from $.085 to $.20 per share. The exercise prices which was the then trading prices of the common stock at each respective issue date.

All warrants vested immediately, except 100,000 warrants, which vests 50,000 in November 2006 and 50,000 in May 2007, subject to the agreement still being in force.

NOTE 13 - SUBSEQUENT EVENTS:

In September 2006 the Company sold 180,000 shares of its common stock to a accredited investor for $.14 per share The proceeds totaled $25,200.

In conjunction with the above, the Company issued five-year warrants to purchase a total of 90,000 shares of the Company s common stock at an exercise price of $.20. per share. The warrants vested immediately.

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

During October 2006 additional advances of $3,500 were made to the Company by Mr. Oolie.

During October 2006, the Company issued to three creditors 80,000 five-year warrants to purchase shares of the Companys common stock at $.11 per share. The warrants were issued for services rendered, which will be recorded as compensation expense. The warrants vested immediately.

During October 2006 the Company sold 597,323 shares of its common stock to 13 accredited investors for between $.11 and $.17 per share. The proceeds totaled $ 74,280.

In conjunction with the above, the Company issued five-year warrants to purchase a total of 298,663 shares of the Company s common stock at an exercise price of $.20 per share. The warrants vested immediately.

Also during October 2006 the Company repaid the final $10,000 due to an individual lender, and a $40,000 partial payment of principal and approximately $17,000 of interest due on the $100,000 loan which was due in September of 2006.











F-22





































19
-  -





20


24