Form 10QSB
period 2006-11-30
NOFIRE TECHNOLOGIES INC
filed 2007-01-12
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2006

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 37,287,499 shares of Common Stock as of January 10,2007

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---




Page 1






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of November 30, 2006(unaudited)
         and August 31, 2006                                  3

         Statements of Operations for the Three Months
         ended November 30, 2006 and 2005 (unaudited)         5

         Statements of Cash Flows for the
         Three Months ended November 30, 2006 and 2005.
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.  Controls and Procedures                             12


Part II - OTHER INFORMATION

Item 1.   Legal                                              13

Item 6.  Exhibits                                            13

         Signatures                                          13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2


















              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                              November 30, August 31,
                                                  2006         2006
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                         $ 2,461      $18,107
    Accounts receivable - trade                   76,952        4,411
    Inventories                                   68,450       67,403
    Prepaid expenses and other current assets      5,617         -
    Receivable-sale of state tax loss             37,976         -
                                               ---------    ----------
    Total Current Assets                         191,456       89,821
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation             691        1,086
                                               ---------    ----------
OTHER ASSETS:
      Security deposits                           37,065       36,714

                                              ----------     ---------
                                               $ 229,212     $127,721
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    November 30,   August 31,
                                                        2006         2006
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            1,254,333      1,152,412
    Loans and advances payable to
      Stock holders                                    482,037        475,538
    Deferred salaries                                1,963,333      1,875,218
    Loans payable                                      345,386        389,415
    Convertible Debentures 8%                          469,928        469,928
    Convertible Debenture 10%                          165,000        165,000
    Debt discount                                      (60,703)      (120,243)
                                                     ----------      ---------
    Total Current Liabilities                        4,997,345      4,785,299
                                                     ----------      ---------

LONG TERM LIABILITY                                       -             -


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 36,702,579
      shares at November 30, 2006 and
      35,806,621 at August 31, 2006                    367,026        358,066
      Capital in excess of par value                14,045,805     13,923,791
      Accumulated Deficit                          (19,180,963)   (18,939,435)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (4,768,133)    (4,657,578)
                                                    ----------     ----------
                                                    $  229,212     $  127,721
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Three Months
                                          Ended November 30,
                                           2006       2005
                                       ----------   ------
                                             (UNAUDITED)

NET SALES                              $  238,498   $  62,231
                                       ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                         127,518      36,232
    General and administrative            248,972     226,992
                                       ----------   ----------
                                          376,490     263,224
                                       ----------   ---------
LOSS FROM OPERATIONS                     (137,992)   (200,993)
                                       ----------   ----------
OTHER EXPENSES:
    Interest expense including
    $62,224 of equity based interest
    expense for the three months
    ended Novermer 30, 2006               141,412     175,871

                                       ----------   ----------

LOSS BEFORE INCOME TAXES                 (279,404)   (376,864)

DEFERRED INCOME TAX BENEFIT                37,876      35,856
                                       ----------   ----------
NET LOSS                               $ (241,528) $ (341,008)
                                       ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          36,583,944   32,198,933
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (0.006)   $  (0.009)
                                       ==========   ==========







See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Three Months
                                                   Ended November 30,
                                                    2006       2005
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (241,528)   (341,008)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                  395         395
        Amortization of interest expense for
        discount on note payable                    59,540      65,734
        Equities issued for services                10,809         -
        Warrants issued in exchange for loans
        By officer                                              92,875
        Equities issued as interest and beneficial
        conversion features on current and past
        due loans payable                            2,684
        Repricing of warrants                          -       (35,310)
        Changes in operating assets and liabilities

             Inventory                              (1,047)     (8,150)
             Accounts receivable -                 (72,541)     (1,033)
             Prepaid expenses and other             (5,617)    (88,183)
             Receivable for sale of state
               tax loss                            (37,976)        -
             Accounts payable and accrued expenses 101,921     142,809
             Deferred salaries                      88,115     115,569

                                                ----------    ---------
 Net cash flows from operating activities          (95,245)    (56,302)
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Three Months
                                                 Ended November 30,
                                                 2006        2005
                                               ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
   Security deposits                                  (351)    (2,048)
                                                  ----------   --------
Net cash flows from investment activities             (351)    (2,048)
                                                  ----------   ---------

CADH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock,
     net of related expenses                        117,480       -
   Net proceeds from short term loans                   -      56,335
   Payments on advances from stockholders              -       (9,499)
   Proceeds on advances from stockholders             6,499       -
   Payments on short term loans                     (44,029)      -
                                                 ----------   ----------
Net cash flows from financing activities             79,950     46,836
                                                 ----------   ----------
NET CHANGE IN CASH                                  (15,646)   (11,514)

CASH AT BEGINNING OF PERIOD                          18,107     14,099
                                                ----------    ----------
CASH AT END OF PERIOD
                                                 $    2,461   $  2,585
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid                                  $  19,254     $ 10,101
                                              ==========    ==========








See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2006
NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2006 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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


     Equity Based Compensation- The Company adopted the provisions of SFAS 123R on September 1, 2005, under the modified prospective method.

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
November 30, 2006



The equity-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options and warrants granted to employees during the three months ended November 30, 2005. During the quarter ended November 30, 2006 the Company recorded $10,809 in compensation expense for the issuance of warrants, see note 6.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the Three Months ended November 30,
                                                2006               2005

Risk free interest rate                          5.25%             4.26%
Expected life
Yrs                                                 5                 10
Dividend rate                                      0.0%              0.0%
Expected volatility                                112%              40.6%


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

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2006

NOTE 5 - Convertible Debentures And Other Debt:

 On September 2, 2005 the Company borrowed, from an accredited investor, $100,000 at the interest rate of 15%. The note has a one year maturity date.

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company's common stock. The recorded debt was discounted for the allocated value to the warrants issued of $65,734 and is shown on the balance sheet as $50,700 as of November 30, 2005. The discount was amortized to expense at approximately $16,000 per quarter.

During October 2005 the Company borrowed from two individuals $36,135. These loans bore no interest and have no specific due date.

NOTE 6- Equity Transactions

Warrants were issued during the quarter as follows:
Name            Issue            Expire        Amount       Exercise Price

Investors       September 06   September2011   $ 90,000      $.20
Individuals(3)  October   06   October  2011     80,000      $.11 to $.20 (A)
Investors (11)  October   06   October  2011    298,661      $.20
Individual      November  06   November 2011     10,000      $.16 (A)
Investors (4)   November  06   November 2011     59,318      $.20

(A) $13,493 was charged to interest expense in conjunction with 3 out of 4 of these issuances.

In May 2006, $469,928 of Convertible Debentures previously issued were reissued.

In conjunction with the above the Company issued 1,200,000 $0.20 five-year warrants to purchase the Companys common stock. The warrants vested immediately. The Company charged $269,968 to interest expense on this transaction. $61,447 of debt discount is being written off at approximately $5345 per month.

During the quarter ended November 30, 2006 900,000 warrants expired.

The Company raised $117,480 through the sale of 895,958 shares of unregistered common stock and the issuance of 447,979 warrants to purchase common stock at $.20 per share to accredited investors.

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2006

NOTE 7- Subsequent  Events

In December 2006 the company received $37,876 in payment on the sale of the Company's New Jersey Carry Forward Loss for 2005. The proceeds were used to retire a portion of a loan, which was collaterized by the receivable.

On December 17, 2006 a note payable for $123,800 was extended for an additional year. The interest rate of 12% remained the same. A late fee of $12,000 will be paid on February 17,2007.

Warrants were issued in December and January as follows:

Name         Issue            Expire        Amount       Price

Officer   (1) December 06    December 16  1,400,000       $.20   (A)
Investors (10)December 06    December 11    292,460       $.20
Individual(2)  January 07     January 12    300,000       $.20
Employees (5) January  07    January  12    660,000       $.20

(A) In December 2006 the Company issued 1,400,000 warrants to an officer of the Company. The warrants are convertible into the Company's common stock at $.20 per share and expire in ten years. These warrants were issued in recognition of the substantial loans made to the Company. The Company will record $139,908 as interest expense in conjunction with this issuance.

The warrants vested immediately.

For the period December 1, 2006 through December 20, 2006, the Company sold 307,891 shares of unregistered common stock and warrants for $52,758.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company continued its product development and application testing, and now have numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company has been increasing its marketing efforts principally by retaining the services of specialized distribution firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, maritime, wood products, structural steel and nuclear power plants. Significant tests have been passed and approvals received to qualify the Company's products in naval and other military and governmenta applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, the slow process of specifying new products in highly regulated industrial applications and the decision not to use any fire retardant product.

In general, the Company's products perform their intended uses well and are in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of present products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated. Page 11
Additional efforts are also being directed to increase international sales by establishing distributor relationships in strategic locations throughout the industrialized world.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.

COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2006 AND NOVEMBER 30, 2005

Sales of $238,498 for the three months ended November 30, 2006 represented an increase of 283% from the $62,231 for the comparable three-month period of the prior year. Cost of goods sold during the same period increased from $36,232 to $127,518 resulting in a gross profit of $110,880 compared to $25,999 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2006 were $248,972, representing a increase of $21,980 or 8.8% from the $226,992 of the similar period of the prior year.


During the quarters ended November 30, 2006 and 2005 the Company realized approximately $37,876 and $35,856, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES
At November 30, 2006 the Company had cash a balance of $ 2,461.

On September 2, 2005 the Company borrowed, from an accredited investor, $100,000 at the interest rate of 15%. The note had a one-year maturity date.

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company's common stock. The recorded debt was discounted for the allocated value to the warrants issued of $65,734 and is shown on the balance sheet as $50,700 as of November 30, 2005. The discount was amortized to expense at approximately $16,000 per quarter.

During October 2005 the Company borrowed from two individuals $36,135. These loans bore no interest and have no specific due date.

During the quarter the Company raised $117,480 through the sale of 895,958 shares of unregistered common stock and the issuance of 447,979 warrants to purchase common stock at $.20 per share to accredited investors.

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

Item 3. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. Based Page 12 on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuringthat information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2006 the Company sold to accredited investors 895,958 shares of the Company s common stock for $117,480. In conjunction the Company issued five-year warrants to purchase 447,979 shares of the Company s common stock at an exercise price of $.20 per share.

Date       Title     Number    Cash Price
 9/06     common     180,000       $.14
10/06     common     361,557       $.10
10/06     common      99,999       $.11
10/06     common     135,776       $.17
11/06     common     118,636       $.10

The proceeds were used for working capital.

Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification
Page 13
SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January  16, 2007                NoFire Technologies, Inc.

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