Form 10QSB
period 2007-02-28
NOFIRE TECHNOLOGIES INC
filed 2007-04-23
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2007

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 37,927,741 shares of Common Stock as of April 10, 2007.



Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---




                                Page 1






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of February 28, 2007(unaudited)
         and August 31, 2006                                  3

         Statements of Operations for the Six Months and
         Three Months ended February 28, 2007 and 2006
        (unaudited)                                           5

         Statements of Cash Flows for the
         Six Months ended February 28, 2007 and 2006
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       12

Item 3.  Controls and Procedures                             14


Part II - OTHER INFORMATION

Item 1.   Legal                                              14

2. Unregistered Sales of Equity Securities and
use of proceeds                                              14

     3.   None                                               14

Item 6.  Exhibits                                            15

         Signatures                                          15

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2














              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              NOFIRE TECHNOLOGIES, INC.
                                                 BALANCE SHEETS



                                               February 28  August 31,
                                                  2006         2006
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS
    Cash                                       $ 5,339        $18,107
    Accounts receivable - trade                 94,748          4,411
    Inventories                                 86,115         67,403
    Prepaid expenses and other current assets   28,394             -
                                               ---------    ----------
    Total Current Assets                       214,596         89,821
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation           296          1,086
                                               ---------      -------
OTHER ASSETS:
      Security deposits                         37,064         36,714

                                              ----------     ---------
                                              $ 251,956     $ 127,721
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3


















                                                     NOFIRE TECHNOLOGIES, INC.
                                                         BALANCE SHEETS

                                                    February 28,   August 31,
                                                        2007         2006
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031       $378,031
    Accounts payable and accrued expenses            1,294,723      1,152,412
    Loans and advances payable to
      Stockholders                                     462,038        475,538
    Deferred salaries                                2,064,211      1,875,218
    Loans payable                                      314,935        389,415
    Convertible Debentures 8%                          469,928        469,928
    Convertible Debenture 10%                          165,000        165,000
    Debt discount                                      (12,764)      (120,243)
                                                     ----------      ---------
    Total Current Liabilities                         5,136,102     4,785,299
                                                     ----------      ---------

LONG TERM LIABILITY                                       -             -


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 37,781,829
      shares at February 28, 2007 and
      35,806,621 at August 31, 2006                    377,862        358,066
      Capital in excess of par value                15,559,468     13,923,791
      Accumulated Deficit                          (20,821,476)   (18,939,435)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (4,884,146)    (4,657,578)
                                                    ----------     ----------
                                                    $  251,956      $  127,721
                                                     ==========     ==========














See accompanying notes to financial statements

                                                NOFIRE TECHNOLOGIES, INC.
                                                 STATEMENTS OF OPERATIONS

                                         For the Six Months       For the Three Months
                                          Ended February 28,       Ended February 28,
                                           2007       2006         2007           2006
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)

NET SALES                              $ 479,612   $  162,347    $  241,114   $  100,116
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                        233,527       77,416       106,008       41,184
    Research and development costs        24,545       20,111        22,662       20,111
    General and administrative (includes
    equity based compensation expense of
    $136,337 and $15,267 for the six
    months and $125,528 for the three
    months ended February 28)            641,849      516,019       394,760      289,027
                                       ----------   ----------    -----------  ----------
                                         899,921      613,546       523,430      350,322
                                       ----------   ---------     -----------   ----------
LOSS FROM OPERATIONS                    (420,309)    (451,199)     (282,316)    (250,206)
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES:
    Interest expense (includes
    equity based interest expense of
    $1,338,234 and $94,821 for the six
    months and $1,276,010 for the three
    months ended February 28,2007)      1,499,608      253,749     1,358,196        77,878
                                        ----------   ----------    ------------  ---------

LOSS BEFORE INCOME TAXES               (1,919,917)    (704,948)   (1,640,512)    (328,084)
DEFERRED INCOME TAX BENEFIT                37,876       35,783         -             (73)
                                       ----------   ----------    ------------- ----------
NET LOSS                               (1,882,041)) $ (669,165)   (1,640,512)    (328,157)
                                       ==========   ==========    ============= ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -basic & diluted          36,791,540    34,868,050    36,791,540 34,917,122
                                       ==========   ==========   ============= ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $ (0.05)      $   (0.02)   $  (0.04)       (0.01)
                                       ==========   ==========   ============== =========





See accompanying notes to financial statements

                                                NOFIRE TECHNOLOGIES, INC.
                                                STATEMENTS OF CASH FLOWS

                                                  For the Six Months
                                                   Ended February 28,
                                                    2007       2006
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $(1,882,041) $ (669,165)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                   790         790
        Amortization of interest expense for
        discount on note payable                    107,479      19,197
        Warrants issued in exchange for loans
        by officer                                  139,908      92,875
        Repricing of warrants                                   (35,310)
        Equity issued in exchange for services      137,568      15,267
        Warrants issued for debt extension        1,088,163        -
        Changes in operating assets and
        liabilities

             Inventory                             (18,712)      4,381
             Accounts receivable - trade           (90,337)    (14,510)
             Prepaid expenses and other            (28,934)    (36,676)
             Accounts payable and accrued
             expenses                              144,305     245,389
             Deferred salaries                     188,993     209,107
                                                ----------    ---------
 Net cash flows from operating activities         (212,818)   (168,655)
                                                ---------    ---------


See accompanying notes to financial statements

                                            NOFIRE TECHNOLOGIES, INC.
                                            STATEMENTS OF CASH FLOWS


                                                For the Six Months
                                                 Ended February 28,
                                                  2007        2006
                                               ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
             Security deposits                       (350)     (2,048)
                                                  ----------   --------
Net cash flows from investing activities             (350)     (2,048)
                                                  ----------    ------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock,
     net of related expenses                       288,380       25,000
   Net proceeds from short term loans              (74,480)     115,635
   Payments on advances from stockholders          (13,500)     (38,500)
   Loans and advances from stockholders                -         56,524
                                                 ----------   ----------
Net cash flows from financing activities           200,400      158,569
                                                 ----------  ----------
NET CHANGE IN CASH                                 (12,768)     (12,044)

CASH AT BEGINNING OF PERIOD                         18,107       14,099
                                                ----------    ----------
CASH AT END OF PERIOD                                5,339     $  2,055
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid (received)                     (37,876)         (35,783)
                                                 ========       =========

Interest paid                                   $ 31,830        $     343
                                                ==========      ==========







See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2007
NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2006 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates.

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


Equity Based Compensation- The Company adopted the provisions of SFAS 123R on September 1, 2005, under the modified prospective method.
                                    Page 8

                           NOFIRE TECHNOLOGIES, INC
                        NOTES TO FINANCIAL STATEMENT
                               (Unaudited)
                            February 28, 2007
The equity-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded compensation expense for warrants granted to employees and consultants during the six months ended February 28, 2006 in the amount of $15,267. During the six months ended February 28, 2007 the

Company recorded $137,568 in compensation expense for the issuance of stock and warrants.(see note 6)

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       For the Six Months ended February 28,
                                                2007               2006
Risk free interest rate                         4.74%              4.39%

Expected life
Yrs                                              5                    5
Dividend rate                                    0.0%               0.0%
Expected volatility                             156%               59.9%

New Accounting Pronouncements-

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

FASB 159 - Fair Value Option for Financial Assets and Financial
Liabilities
In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which is the first quarter of fiscal 2009. Management does not believe that the adoption of SFAS 159 will have a material impact
                                      Page 9




                         NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2007
on the financial statements of the Company once adopted.

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

NOTE 5 - Convertible Debentures And Other Debt:

On September 2, 2005 the Company borrowed  from an accredited
Investor $100,000 at the annual interest rate of 15%. The note has a one year maturity date. In October 2006 the Company paid $40,000 of the above debt with accrued interest. The balance remains outstanding.

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company's common stock. The recorded debt was discounted for the allocated value to the warrants issued of $65,734 and is shown on the balance sheet as $12,764 as of February 28, 2007. The discount is being amortized to expense at approximately $16,000 per quarter.

On February 15, 2007, the Company and its lender extended the maturity date of The 10% Convertible Debenture in the amount of $165,000, to April 7, 2007. The Company issued a warrant to purchase 2,000,000 shares of common stock with a term of five years at an exercise price of $0.10 per share. The warrant contains a repricing provision should shares be issued at less than $0.10 during the term of the warrant. A cashless exercise provision and certain provisions similar to the holders of common stock for other equity related transactions are also provided. The market price of the Company's stock at the extension date was $0.53, hence the fair market value of $1,050,192 for such warrant was expensed as an extension fee during for the quarter ended February 28, 2007.

NOTE 6- Equity Transactions:
Warrants were issued during the six months as follows:
Name            Issue            Expire        Amount       Exercise Price
Investors       September 06  September2011     90,000      $.20
Individuals (3) October   06   October 2011     80,000      $.11 to $.20 (A)
Investors (11)  October   06   October 2011    298,661      $.20
Individual       November 06   November 2011    10,000      $.16 (A)
Investors (4)    November 06   November 2011    59,318      $.20
Investors (10)   December 06   December 2011   252,595      $.20
Officer          December 06   December 2016 1,400,000      $.20 (B)
Investors (5)    January  07   January 2012    104,792      $.20 to $.25
Employees (3)    January  07   January 2012    310,000      $.20
                                Page 10
                         NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                            February 28, 2007
Officer         January  07   January 2012     472,668      $.20
Investors (5)   February 07   February 2012     69,706      $.34 to $.52
Lender          February 07   February 2012  2,000,000      $.10
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

During the six months ended February 28, 2007 400,000 warrants expired.

The Company raised $288,880 through the sale of 1,839,872 shares of unregistered common stock and the issuance of 919,936 warrants to purchase common stock at prices between $.20 and $.52 per share to accredited investors. (see item 2)

In January 2007 the Company issued 145,336 shares of the Companys common stock and 72,668 warrants to consultants for a combined expense of $37,495 which approximates the market value of such equities issued.

NOTE 7- Subsequent Events:

Subsequent to February 28, 2007 the Company repaid Mr. Oolie $5,500 of the loan due to him.

In March 2007 a credito converted 20,000 warrants he was holding into 20,000 shares of the Companys common stock. The warrants were issued at 10,000 at $.07 and 10,000 at $.35. The Company reduced the creditors loan by $4,200 to a current balance still due of $5,800. This loan bears no interest.

Also in March 2007 a warrant holder converted 100,000 warrants into 100,000 shares of the Companys common stock. These warrants were convertible at $.20 per share. The Company received $20,000 in conjunction with the conversion.

Also in March 2007 a creditor converted 56,000 warrants he was holding into 56,000 shares of the Companys common stock. The warrants were issued at $.50. The company reduced the lender's loan by $26,800.


Also in March 2007 a creditor converted 65,000 warrants he was holding into 65,000 shares of the Companys common stock. The warrants were issued at $.0.085,$.11 and $.30. The company reduced the lender's loan by $12,000 and accounts payable by $600.


                                      Page 11


In April 2007 an employee converted 35,000 warrants into 35,000 shares of common stock. These warrant were convertible at $0.25 per share. The Company reduced the employees accrued salary by $8,750 leaving a balance due him of $8,596.10.

As of April 16, 2007, the Convertible Debenture 10% in the amount of $165,000 has matured and remains unpaid.

Warrants were issued in March and April of 2007 as follows:
Name                      Issue     Expire        Amount       Price
Accredited investors (2) March 07   March 2012      8492     $.45 to $.95
Accredited investors (1) April 07   April 2012      2702     $ 1.11

For the period March 1, 2007 through April 02,2007 the Company sold 21,498 shares of unregistered common stock and warrants for $15,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company continued its product development and application testing and now have numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company has been increasing its marketing efforts principally by retaining the services of specialized distribution firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: military, maritime, wood products, structural steel and nuclear power plants. Significant tests have been passed and approvals received to qualify the Company's products in naval and other military and governments applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, the slow process of specifying new products in highly regulated industrial applications and the decision not to use any fire retardant product.

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

COMPARISON SIX MONTHS ENDED February 28, 2007 AND February 28, 2006
Sales of $479,612 for the six months ended February 28, 2007 represented an increase of 196% from the $162,347 for the comparable six-month period of the prior year. Cost of goods sold during the same period increased from $77,416 to $233,527 resulting in a gross profit of $246,055 compared to $84,930 in the prior year. Selling, general and administrative expenses for the six months ended February 28, 2007 were $641,849, representing increase of $125,830 or 24.3% from the $516,019 of the similar period of the prior year. The increase is due to equity based compensation expense of$136,337.
                                    Page 12
COMPARISON THREE MONTHS ENDED February 28, 2007 And February 28, 2006

Sales of $241,114 for the three months ended February 28, 2007 represented an increase of 141% from the $100,116 for the comparable three-month period of the prior year. Cost of goods sold during the same period increased from $41,184 to $106,008 resulting in a gross profit of $135,105 compared to $58,932 in the prior year. Selling, general and administrative expenses for the three months ended February 28, 2007 were $349,760, representing a increase of $60,733 or 21 % from the $289,027 of the similar period of the prior year.

During the periods ended February 28, 2007 and 2006 the Company realized approximately $37,876 and $35,856, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES
At February 28, 2007 the Company had a cash balance of $5,839.

On September 2, 2005 the Company borrowed, from an accredited investor, $100,000 at the interest rate of 15%. The note had a one-year maturity date. In October 2006 the Company paid $40,000 of the above debt with accrued interest. The balance remains outstanding.

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company's common stock. The recorded debt was discounted for the allocated value to the warrants issued of $65,734 and is shown on the balance sheet as $12,764 as of February 28, 2007 . The discount was amortized to expense at approximately $16,000 per quarter.

The Company raised $288,880 through the sale of 1,839,872 shares of unregistered common stock and the issuance of 919,936 warrants to purchase common stock at prices between$.20 and $.52 per share to accredited investors.

The Company has deferred payment of $378,031 of the installments of the Chapter 11 liability to unsecured creditors that was due in September 1996, 1997, 1998 and 1999. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing the requisite financing.

New Accounting Pronouncements-

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

                                   Page 13


FASB 159 - Fair Value Option for Financial Assets and Financial
Liabilities

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.


Item 3. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Companys internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended February 28,2007 the Company sold to accredited investors 895,958 shares of the Companys common stock for $117,480. In conjunction, the Company issued five-year warrants to purchase 447,979 shares of the Companys common stock at an exercise price of $.20 per share.

Date       Title     Number    Cash Price
 9/06     common    180,000       $.14
10/06     common    361,557       $.10
10/06     common     99,999       $.11
10/06     common    135,776       $.17
11/06     common    118,636       $.10
12/06     common    584,919       $.14 to $.18
1/07      common    209,583       $.15 to $.25
1/07      common    145,336       $.16
2/07      common    139,412       $.34
The proceeds were used for working capital.

Item 3.  None
                                     Page 14




Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification



SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2007                NoFire Technologies, Inc.

                                   By:  /s/ Samuel Gottfried
                                        Sam Gottfried
                                        Chief Executive Officer

                                   By:  /s/ Sam Oolie
                                        Sam Oolie
                                        Chairman of the Board,
                                        Chief Financial Officer
                                         Page 15