Form 10QSB
period 2007-05-31
NOFIRE TECHNOLOGIES INC
filed 2007-07-05
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31, 2007

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 38,263,079 shares of Common Stock as of July 5, 2007.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---








Page 1


                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of May 31, 2007(unaudited)
         and August 31, 2006                                  3

         Statements of Operations for the Nine Months and
         Three months ended May 31, 2007 and 2006
         (unaudited)                                          5

         Statements of Cash Flows for the
         Nine Months ended May 31, 2007 and 2006
        (unaudited)                                           6


         Notes to the Financial Statements                    8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       12

Item 3.  Controls and Procedures                             13


Part II - OTHER INFORMATION

Item 1.   Legal                                              13

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                    13

Item 3.   None

Item 6.  Exhibits                                            14

         Signatures                                          14

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2













                                  Page 2


              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                                May 31,    August 31,
                                                  2007         2006
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                        $ 17,915      $18,107
    Accounts receivable - trade                   14,574        4,411
    Inventories                                  156,585       67,403
    Prepaid expenses and other current assets     23,709         -
                                               ---------    ----------
    Total Current Assets                         212,783       89,921
                                               ---------    ----------
EQUIPMENT, less accumulated depreciation            -           1,086
                                               ---------    ----------
OTHER ASSETS:
      Security deposits                           37,064       36,714
                                              ----------     ---------
                                                  37,064       36,714
                                              ----------     ---------
                                               $ 249,847     $127,721
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                       May 31,    August 31,
                                                        2007         2006
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            1,369,392      1,152,412
    Loans and advances payable to
      Stockholders                                     311,538        475,538
    Deferred salaries                                2,149,024      1,875,218
    Loans payable                                      290,735        389,415
    Convertible Debentures 8%                          595,928        425,094
    Convertible Debenture 10% net of discount          165,000         89,591
                                                     ----------      --------
    Total Current Liabilities                        5,259,648      4,785,299
                                                     ----------      --------

LONG TERM LIABILITY                                       -             -


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      Issued and outstanding 38,263,079
      shares at May 31, 2007 and
      35,806,622, as of August 31, 2006                382,630        358,066
      Capital in excess of par value                17,217,622     13,923,791
      Accumulated Deficit                          (22,610,053)   (18,939,435)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (5,009,801)    (4,657,578)
                                                    ----------     ----------
                                                    $  249,847     $  127,721
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Nine Months       For the Three Months
                                           Ended May 31,               Ended May 31,
                                           2007       2006          2007           2006
                                       ----------   ------        ------         ------
                                             (UNAUDITED)               (UNAUDITED)

NET SALES                              $  551,692    $ 222,373     $  72,080    $  60,026
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                         293,041      123,386       59,514        45,969
    Research and development costs         34,183       34,190        9,639        14,079
    General and administrative (includes
    equity based compensation expense of
    $137,568 and $43,443 for the nine
    months and $ 0 and $78,753 for the three
    months ended May 31,2007 and 2006)    855,909      833,561      215,045      361,568
                                         ----------    ----------    -----------  --------
                                        1,183,133      991,137      284,198      421,616
                                       ----------     ---------     -----------   --------
LOSS FROM OPERATIONS                     (631,441)    (768,764)    (212,118)     (361,590)
                                       ----------    ----------    -----------   ---------
OTHER EXPENSES:
    Interest expense (includes
    equity based interest expense and
    debt extension cost of
    $2,833,050 and $281,883 for the nine
    months and $1,484,736 and $281,883
    for the three months ended
    May 31,2007 and 2006)               3,075,670       620,880    1,576,062       369,078
                                        ----------    ----------    ------------  ---------

LOSS BEFORE INCOME TAXES               (3,707,111)  (1,389,644)   (1,788,180)    (730,668)

 INCOME TAX BENEFIT                        36,493       35,783           -         -
                                       ----------    ----------    ------------- -------
NET LOSS                              $(3,670,618) $(1,353,861)   (1,788,180)   $(730,668)
                                       ==========    ==========    ============= =========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          37,173,652   34,966,622    37,173,652   34,966,622
                                       ==========   ==========   ============= ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (0.10)  $   (0.04)   $    (0.05)      $ (0.02)
                                       ==========   ==========   ============== =========





See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Nine Months
                                                   Ended May 31,
                                                    2007       2006
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $ (3,670,619) $(1,353,861)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                1,086        1,185
        Amortization of interest expense for
        discount on convertible debentures             -        324,107
        Amortization of interest expense for
        discount on notes payable                  120,243          -
        Warrants issued in exchange for loans
        by officer                                 139,908       92,875
        Equity issued in exchange for services     137,568
        Repricing of warrants                         -          20,178
        Warrants and common stock in
        exchange for services                         -          50,447
        Warrants issued for debt conversion      2,572,899          -
        Changes in operating assets
        and liabilities

             Inventory                             (89,182)      29,577
             Accounts receivable - trade           (10,163)        (686)
             Prepaid expenses and other            (23,709)     (19,196)
             Accounts payable and accrued expenses 247,784      372,758
             Deferred salaries                     273,806      319,993

                                                ----------    ---------
 Net cash flows from operating activities         (300,379)    (163,623)
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                 For the Nine Months
                                                    Ended May 31,
                                                   2007        2006
                                                ---------     ---------
                                                      (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES                  -           -
             Security deposits                      (350)      (2,048)
                                                  ----------   --------
Net cash flows from investing activities            (350)      (2,048)
                                                  ----------    ------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments on short-term loans                     (74,480)      -
   Proceeds from issuance of common stock,
     net of related expenses                        413,017    35,000
   Net proceeds from short term loans                          88,347
   Payments on advances from stockholders           (38,000)  (38,500)
   Loans and advances from stockholders                        70,978
                                                  ---------- ----------
Net cash flows from financing activities            300,537    155,825
                                                 ----------  ----------
NET CHANGE IN CASH                                    (192)   ( 9,846)

CASH AT BEGINNING OF PERIOD                         18,107     14,099
                                                ----------    ----------
CASH AT END OF PERIOD                              $17,915    $ 4,253
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid (received)                  $ (37,586)      $(35,783)
                                               ========       =========

Interest paid                                  $ 41,709       $ 24,254
                                              ==========    ==========


Conversion of related party debt to
convertible 8% debenture                         $ 126,000       -
                                               ===========   ============



Common stock issued for debt conversion          $ 53,550      $  65,009
                                                ==========      ==========




See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                               May 31,2007


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

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
May 31, 2007


The equity-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded compensation expense for warrants granted to employees and consultants during the nine months ended May 31, 2006 in the amount of $15,267. During the nine months ended May 31, 2007 the Company recorded $ 137,568 in compensation expense for the issuance of stock and warrants. (see note 6)

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       For the nine Months ended May,
                                                2007               2006
Risk free interest rate                         4.54%             4.52%

Expected life
Yrs                                              5                  5
Dividend rate                                    0.0%               0.0%
Expected volatility                             200%                113%


New Accounting Pronouncements-

 FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This
Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007 which for the company is the first quarter of fiscal 2009. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 159 - Fair Value Option for Financial Assets and Financial
Liabilities
In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for the company is the first quarter of fiscal 2009. Management doesn't believe that the adoption of SFAS 159 will have a material impact.

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2007


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


NOTE 5 Convertible Debentures-Other Debt and Capital:

On September 2, 2005 the Company borrowed from an accredited investor $100,000 at the annual interest rate of 15%. The note has a one-year maturity date. In October 2006 the Company paid $40,000 of the above debt with accrued interest. The balance remains outstanding.



On April 8, 2007, the Company and its lender extended the maturity date of The 10% Convertible Debenture in the amount of $165,000, to August 7, 2007. The Company issued warrants to purchase 1,000,000 shares of common stock with a term of five years at an exercise price of $0.10 per share and to purchase 1,000,000 shares of common stock with a term of five years at an exercise price of $0.20. The warrants contain a Repricing provision should shares be issued at less than $0.10 during the term of the warrant. A cashless exercise provision and certain provisions similar to the holders of common stock for other equity related transactions are also provided. The market price of the Company's stock at the extension date was $0.45, hence the fair market value of such warrants, $888,808 was expensed as an extension fee during for the quarter ended May 31, 2007

In May 2007, $469,928 of 8% Convertible Debentures previously issued were reissued for $595,928.

In conjunction with the above the Company charged $595,968 to interest expense for the beneficial conversion features attributed to such debt.

                       NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2007



 NOTE 6- Equity Transactions:
Warrants were issued during the nine months as follows:
Name            Issue            Expire        Amount       Exercise Price
Investors       September 06  September2011     90,000      $.20
Individuals (3) October   06  October 2011      80,000      $.11 to $.20 (A)
Investors (11) October   06   October 2011     298,661      $.20
Individual      November 06   November 2011     10,000      $.16 (A)
Investors (4)   November 06   November 2011     59,318      $.20
Investors (10)  December 06   December 2011    252,595      $.20
Officer         December 06   December 2016  1,400,000      $.20 (B)
Investors (5)   January  07   January 2012     104,792      $.20 to $.25
Employees (3)   January  07   January 2012     310,000      $.20
Officer         January  07   January 2012     472,668      $.20
Investors (5)   February 07   February 2012     69,706      $.34 to $.52
Lender          February 07   February 2012  2,000,000      $.10 (C)
Investors  (2)  March    07   March    2012      8,492      $.90
Investors  (5)  April    07   April    2012     46,797      $1.05 to $1.20
Lender          May      07   May      2012  2,000,000      $.10 to $20 (C)

(A) $13,493 was charged to interest expense in conjunction with 3 out of 4 of these issuances.

(B) In December 2006 the Company issued 1,400,000 warrants to an officer of the Company. The warrants are convertible into the Company's common stock at $.20 per share and expire in ten years. These warrants were issued in recognition of the substantial loans made to the Company. The Company will record $139,908 as interest expense in conjunction with this issuance. The warrants vested immediately.

(C) In February 2007 $1,050,192 was charged to interest expense and in May 2007 $888,808 was charged to interest expense, respectively, in conjunction with these transactions (see note 5)

During the nine  months ended May 31, 2007 627,159 warrants expired.

The Company raised $413,017 through the sale of 1,959,368 shares of unregistered common stock and the issuance of 975,225 warrants to purchase common stock at prices between $.20 and $1.20 per share to accredited investors. (see item 2)

In January 2007 the Company issued 145,336 shares of the Company's common stockand 72,668 warrants to consultants for a combined expense of $37,495 which approximates the market value of such equities issued.

During the nine months ended May 31,2007 267,400 shares of common stock were issued upon the exercise of warrants paid by conversion of debt in the amount Of $53,550.

                          NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2006

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

In general, the Company's products perform their intended uses well and are in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of present products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated. Additional efforts are also being directed to increase international sales by establishing distributor relationships in strategic locations throughout the industrialized and third world.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.

COMPARISON NINE MONTHS ENDED May 31, 2007 AND May 31, 2006

Sales of $551,692 for the nine months ended May 31, 2007 represented an increase of 148% from the $222,373 for the comparable nine-month period of the prior year. Cost of goods sold during the same periods increased from $123,386 to $293,041 resulting in a gross profit of $268,651 compared to $98,987 in the prior year. Selling, general and administrative expenses for the nine months ended May 31, 2007 were $855,909,representing an increase of $22,448 or 2.7% from the $833,561 of the similar period of the prior year.


COMPARISON THREE MONTHS ENDED May 31, 2007 AND May 31, 2006

Sales of $72,080 for the three months ended May 31, 2007 represented an increase of 20% from the $60,026 for the comparable three-month period of the prior year. Cost of goods sold during the same periods increased from $45,969 to $59,514 resulting in a gross profit of $14,057 compared to $13,566 in the prior year. Selling, general and administrative expenses for the three months ended May 31, 2007 were $215,045, representing a decrease of Page 12


$146,523 or 40.5% from the $361,568 of the similar period of the prior year. The main component of the decrease was a $78,000 reduction in compensation expense.



LIQUIDITY AND CAPITAL RESOURCES
At May 31, 2007 the Company had cash balances of $17,915.

During the quarter ended May 31,2007 an officer was repaid loans by the Company a total of $ 24,500.

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

Item 1. Legal Proceedings

   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31,2007 the Company sold to accredited investors 1,959,368 shares of the Company's common stock for $413,017. In conjunction, the Company issued five-year warrants to purchase 975,225 shares of the Company's common stock at an exercise price of $.20 to $1.20 per share.

Date       Title     Number    Cash Price
 9/06     common     180,000       $.14
10/06     common     361,557       $.10
10/06     common      99,999       $.11
10/06     common     135,776       $.17
11/06     common     118,636       $.10
12/06     common     584,919       $.14 to $.18
1/07      common     209,583       $.15 to $.25
2/07      common     139,412       $.34
3/07      common     116,994       $.20 to $.85
4/07      common      86,242       $.99 to $1.11
5/07      common       6,250       $1.04
Page 13
During the nine months ended May 31,2007 267,400 shares of common stock were issued for the exercise of warrants paid by conversion of debt in the amount Of $53,550.

During the nine months ended May 31,2007 145,336 shares of common stock were issued for consulting services valued at the then market value of $.26 per share.


The proceeds were used for working capital.

Item 3. None

ITEM 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information

Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification

SIGNATURES

In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 05, 2007                 NoFire Technologies, Inc.$


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