Form 10KSB
period 2007-08-31
NOFIRE TECHNOLOGIES INC
filed 2007-12-14
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2007

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________

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


Issuer's revenues for its fiscal year ended August 31, 2007  $1,004,714



Aggregate market value of the voting stock held by      $6,563,799

non-affiliates as of November 15, 2007


Number of shares of common stock outstanding as of
November 15, 2007                                       39,689,769


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

The Company has developed intumescent products intended to eliminate or minimize these deficiencies and (i) provide significant protection for a wide range of substrates with relatively thin coats of fire protective material,
(ii) be useful over a wide temperature range and (iii) utilize a water based, nontoxic formula. The NoFire products are manufactured based on formulas that combine a fluid intumescent with fibers of various sizes and types, which together provide the desired fire protection. The NoFire liquid formulas are covered by a United States Patent and corresponding patents and patent applications in over 30 foreign countries. The United States Patent is:



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

The Company has submitted two additional patent applications to the United States Patent and Trademark Office.

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

MAJOR CUSTOMERS

The Company's four largest customers during the most recent fiscal year represented 29%, 14%, 11% and 10% of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.

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

Product development is continuing in many different areas. New products have been approved and introduced into the market. Some of these products are S Barrier (structural steel fire protection), NoFire LP (lower price high performance), and OEM products.

Various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-
2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and IEEE 383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754 (18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy's Qualified Product List ("QPL"), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organization, SOLAS codes by the U.S. Coast Guard and four of the world s major ship registries, and were approved by Det Norske Veritas for distribution in the European Community ("EC"). The Company also has state and city approvals from the states of California and Rhode
Island and a MEA (Material Equipment Acceptance) from the City of New York.

The Company also conducts in-house fire and heat endurance tests exclusively for research and development and feasibility studies. These tests are used to develop applications and solutions to problems, but are not a substitute for tests by independent laboratories or government agencies that are generally required before the product can be sold for particular applications.

EMPLOYEES

As of   December 07, 2007, the Company had nine employees, seven of whom were full-time employees.

Item 2. DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space pursuant to a lease expiring August 31, 2008. Monthly rent payments for the year ended
August 31, 2006 were approximately $11,960. Monthly rent payments for the year ended August 31, 2007 were approximately $12,733.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None
PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION The Company's shares are quoted on the "OTC Bulletin Board". Pink Sheets, LLC, formerly The National Quotation Bureau, reported the following high and low bid quotations, which reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


                     2006-2007             2005-2006
Quarter Ended      High      Low         High      Low
-------------      ----      ---         ----      ---
November 30      $0.23    $0.10          $0.15     $0.11
February 28      $1.37    $0.42          $0.15     $0.09
May 31           $0.95    $0.71          $0.25     $0.22
August 31        $1.00    $0.60          $0.20     $0.14




(b) HOLDERS As of November 15, 2007 there were approximately 285 holders of record of the Company's outstanding Common Stock.

(c) DIVIDENDS The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its operations. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

                  RECENT SALES OF UNREGISTERED SECURITIES
The following table sets forth information regarding sales or issuances of Company securities without registration under the Securities Act of 1933, as amended ("Securities Act") during the two years ended August 31, 2006 and August 31, 2007. All sales were made solely to accredited investors, without a broker, and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 under Regulation D.


                               Conversion
                                  Price
Date        Title     Number    Cash Price

 1/06       common    200,000     0.10
 2/06       common     50,000     0.10
 3/06       common    100,000     0.10
 8/06       common    650,000     0.10
 9/06       common    180,000     0.14
10/06       common    597,322     0.11-0.17
11/06       common    123,048     0.14-0.20
12/06       common    584,919     0.14-0.18
01/07       common    209,583     0.16-0.25
02/07       common    284,749     0.34
03/07       common    136,994     0.20-0.85
04/07       common     86,192     0.99-1.11
05/07       common    253,650     0.0875-0.50
07/07       common     41,667     0.60
08/07       common  1,078,250     0.60-0.80


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company continues product development and application testing. As a result of these activities, certifications have been obtained for specific applications as discussed in Item 1 - Government Regulations and Approvals; Research and Development, and additional patent applications have been filed resulting in the issuance of six patents since August 1995, and two applications awaiting action by the U.S. Patent and Trademark Office.

Item 1 - Business of the Company. Marketing efforts to develop new applications and establish new customers were continued in fiscal 2007. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2008 and beyond.

The greatest obstacles encountered in obtaining major sales contracts are the multitude of tests and approvals required, competition against well established, better-capitalized companies, cost, the slow process of specifying a new product in highly regulated applications and educating the public on the existence of fire protection products and the advantages of Nofire over other well publicized but low performance products. The Company intends to continue its research efforts to adapt its products to meet market requirements. Sales and marketing efforts will concentrate on current products and applications through direct sales and distributor license agreements. Continuing efforts are being made to obtain greater domestic and international sales by enlarging the Company's distributor network.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents or new full time employees on a heavily weighted commission basis.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year Mr. Oolie was repaid $266,100 against amounts advanced to the Company. The Company is accruing interest on the advance at the rate of 15% per annum.

During the fiscal year 45 accredited investors purchased 2,559,275 shares of the Company's common stock for $782,403. In addition they received 1,279,638 five-year warrants exercisable at prices ranging from $0.16 to $1.20 per share. The warrants vested immediately. In addition another 867,400 shares were issued for the exercise of warrants which resulted in proceeds to the Company of $354,800.

In September 2005 an accredited individual loaned the Company $100,000 at 15% interest. The note was due in one year and is collateralized by 2,000,000 shares of the Company's common stock to be held in escrow. An officer of the Company also guaranteed the debt. In October 2006 the Company paid $40,000 of principal and interest to October 25, 2006 on the entire amount.

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company's common stock.

During February 2006 the Company borrowed from three individuals
$30,000. These loans will be paid back from the sale of the first 750 gallons of A-18 in the amount of $36,000 and have no specific due date. During the current period $24,000 of the debt was paid or converted to common stock.

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

In April 2006 the Company borrowed $25,000 from a director of the Company. The Note carries an interest rate of $500 per month and was due July 21, 2006. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company s common stock at an exercise price of $.20 per share.

During July 2006 the Company borrowed $5,000 from a company who makes loans on future credit card sales. The loan was repaid during the current year.


In August 2006 the Company sold a 10% Convertible Debenture for $165,000. The debenture was due in February 2007 and is convertible into the Company's common stock at the rate of $0.10 per share. There was no beneficial conversion feature to value for the conversion terms as the stock price exceeded the conversion price on the debt issue date.

In conjunction with the above the Company issued 2,000,000 five-year warrants exercisable into the Company s common stock at the rate of $0.10 per share. The warrants vested immediately. These warrants were valued at $87,010 and were amortized over the term of the debt.

In February 2007 the Company and its lender extended the maturity date of the 10% Convertible Debenture in the amount of $165,000 to April 2007.
In conjunction with the above the Company issued 2,000,000 five-year warrants exercisable into the Company's common stock at the rate of $0.10 per share. The company recorded an expense of $1,050,192 for this extension fee.

On April 8, 2007, the Company and its lender extended the maturity date of The 10% Convertible Debenture in the amount of $165,000, to August 7, 2007. The Company issued warrants to purchase 1,000,000 shares of common stock with a term of five years at an exercise price of $0.10 per share and to purchase 1,000,000 shares of common stock with a term of five years at an exercise price of $0.20. The warrants contain a Repricing provision should shares be issued at less than $0.10 during the term of the warrant. A cashless exercise provision and certain provisions similar to the holders of common stock for other equity related transactions are also provided. The market price of the Company's stock at the extension date was $0.45, hence the fair market value of such warrants, $888,808 was expensed as an extension fee during for the quarter ended May 31, 2007


The chairman of the board has pledged his stock holdings in the Company and the Company has pledged all of its assets to secure the above Debenture.(See
Note 6)

During September 2007 the above debenture together with accrued interest was paid. (see subsequent events in the financial statements)

During the year, the officers deferred an additional $556,290 of their salaries.

Also in fiscal 2007, $38,255 was obtained through an additional sale of a portion of the Company s New Jersey Operating Loss Carry Forward under a program sponsored by that state.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2007 AND 2006

Sales of $1,004,714 represented an increase of $640,994 or 176% from sales of $363,720 in the prior year.

The net loss of $3,841,925 for fiscal year 2007 was $2,088,150 more than the net loss of $1,753,775 in the prior year.

General and administrative expenses and research and development costs of $1,257,079 in fiscal year 2007 were $64,856, or 5.4%, more than the prior year.

The main components of the changes are as follows:


                               8/31/2007       8/31/2006    Difference


Material                      $  460,749          196,845      263,904
Testing                           47,299           60,398      (13,099)
Mfg O/H                           45,432           49,283       (3,851)
Rent                             152,794          143,526        9,268
Repricing warrants                  0              20,178      (20,178)
Professional Fees                108,803          103,233        5,480
Insurance                         29,584           46,144      (16,550)
NJ Tax Refund                     38,255           35,783        2,472
Interest Expense               3,153,684          764,210    2,389,474
Commissions                       19,633           21,844       (2,211)
Penalties                         39,169           25,823       13,346
Salaries management              513,152          521,123       (7,971)
Salaries administrative           74,380           79,221       (4,841)
Equity based compensation        139,021           53,846       85,175


During the fiscal years 2006 and 2007, the Company realized approximately $35,783 and $38,255 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe that the Company's critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see note 1 to our financial statements.

Accounting for Income Taxes

As part of the process of preparing the Company's financial statements the Company is required to estimate its income tax. Management judgment is required in determining the provision of its deferred tax asset. The Company recorded a valuation for the full-deferred tax asset from its net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or the Company adjusts these estimates in future periods t5he Company may need to adjust such estimates to a going concern basis.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended August 31, 2007 and 2006. The Company lacks sufficient capital to pay its debts timely. Those conditions raise substantial doubt about the abilities to continue as a going concern.
The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Accounting for Stock Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our

Item 7. FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal years ended
August 31, 2007 and August 31, 2006, together with the report thereon by the Company's independent auditors, are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the fiscal years ended August 31 2007, and August 31, 2006 there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

Item 8A. CONTROLS AND PROCEDURES

Management, including the Chief Executive Officer and Chief Financial
Officer, has conducted an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "1934 Act"), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting during the period covered by this report.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:


Name                         Age        Position

Samuel Gottfried              61        Director, Chief
                                        Executive Officer,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Sam Oolie                     71        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer,
                                        Chief Financial Officer
                                        and Treasurer

Bernard J. Koster             74        Director

Gerald H. Litwin              65        Director

Alphonso Margino              69        Secretary





Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

Sam Oolie
Mr. Oolie has served as a Director of the Company since September 1993 and, as Chairman of the Board and Chief Operating Officer and Chief Financial Officer since August 16, 1995. He was Chief Executive Officer from August 16, 1995 to July 26, 1999. Since 1985, Mr. Oolie has been Chairman of Oolie Enterprises, a privately owned investment company.

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

Gerald H. Litwin
Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past seven years, Mr. Litwin, an attorney, has been a principal in the law firm of Litwin & Tierman, P.A., and previously was the principal of Gerald H. Litwin, P.A. Mr. Litwin's firms served as the Company's Counsel, and his current firm continues to provide certain legal services to the Company.

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


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. The Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2007, 2006, and 2005, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.

SUMMARY COMPENSATION TABLE

For the Years Ended August 31, 2007, 2006, and 2005


Name and               Year Ended  Salary    Salary     Options  All other
Principal Position     August 31   Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------

Samuel Gottfried          2007       None    $213,100
Chief Executive Officer   2006       None    $221,184
from January 1, 2003      2005     $ 29,180  $188,779
and Chief Technical
Officer And Assistant
Treasurer from
August 1, 2003


Sam Oolie                 2007        None   $216,400
Chairman of the Board,    2006     $  None   $221,184
Chief Operating Officer   2005     $  8,616  $210,187
And Chief Executive Officer
until July 26, 1999, and
Chief Financial Officer
Since January 2, 2003



Alfonso Margino           2007      $ None    $75,000
Vice President            2006      $ 3,750   $74,145
And Secretary since       2005      $15,000   $61,660
June 15, 1998





Note (1) Amounts shown as salary deferred are payable when revenues or financings permit payment as determined by the Board of Directors.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 15, 2007 the number of shares of Common Stock owned of record or beneficially by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.


Name and Address           Shares Beneficially      Approximate
Beneficial Owner            Owned including       Percent of Class
   (1)                          Warrants
----------------           -------------------      ------------------
Sam Oolie
NoFire Technologies, Inc.        19,784,127            36.8%
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried
NoFire Technologies, Inc.        15,700,123            31.0%
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino
NoFire Technologies, Inc.         9,066,303             19.7%
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster
7 Old Smith Road                 1,217,652               3.0%
Tenafly, NJ  07670

Gerald H. Litwin
Two University Plaza             7,521,600              16.6%
Hackensack, NJ  07601

Lavin Holdings, LLC
483 Winthrop Road                8,354,632               22.6%
Teaneck, NJ 07666

Carole Salkind
18911 Collins Ave                6,640,436               14.4%
Sunny Isles Beach, FL. 33160

John Cavanna
2337 Lemoine Ave                 4,268,730               10.1%
Fort Lee, NJ 07024

Iroquois Capital Management LLC  6,000,000               13.3%
641 Lexington Ave
New York. NY 10022


All officers and directors      53,289,805               68.6%
as a group (five persons)





Note (1) As of November 15, 2007, there were 39,689,769 shares of Common Stock issued and outstanding. Percentage of class for all officers and directors as a group is computed on 77,784,723 shares which includes 38,094,954 warrants held by these individuals. Percentage of class for Lavin Holdings LLC, Carole Salkind, John Cavanna and Iroquois Capital Management LLC is computed on outstanding common stock in the amount of 39,689,769.


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 5% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 5% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2007 the Company believes that no director or officer of the Company or beneficial owner of more than 5% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A. which provides certain legal services to the Company. At August 31, 2007, the Company was obligated to that firm in the amount of $350,517. Expenses in fiscal 2006 were $18,227 for legal services, and in fiscal 2007, $ 31,262 for legal services.


 In April 2006 the Company borrowed $25,000 from a director of the Company. The note carries an interest rate of $500 per month and was due July 21, 2006. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $.20 per share.

The Company issued 1,000,000 warrants to its CFO in connection with the debt advances to the Company by its CFO. The warrants have an exercise price of $.14 per share for ten years. An expense of $92,875 had been recorded for the fair value of these warrants issued.

The Company issued 1,400,000 warrants to its CFO in connection with the debt advances to the Company by its CFO. The warrants have an exercise price of $.20 per share for five years. An expense of $139,908 had been recorded for the fair value of these warrants issued.

During the three fiscal years ended 2007, the officers deferred a total of $1,481,639 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $247,573 at August 31, 2007.


Item 13. EXHIBITS

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1. FINANCIAL STATEMENTS


Index to Financial Statements                             F-1

Report of Independent Registered Public Accounting Firm
Sherb & Co., LLP.                                         F-2

Financial Statements:

  Balance Sheet as of August 31, 2007                     F-3

  Statements of Operations for the years
         ended August 31, 2007 and 2006                   F-4

 Statements of Changes in Stockholders' Equity
    (Deficiency) for the years ended August 31,2007
     and 2006                                             F-5





Statements of Cash Flows for the Years

      Ended August 31, 2007 and 2006                      F-6

      Notes to Financial Statements                       F-8 to F-16

2.  EXHIBITS                                              none



2. Certification of Financial Information Exhibits 31.1 31.2

3. Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended August 31, 2007 and 2006 for professional services rendered by the Company's principal accountants for the audits of its annual financial statements and the review of its financial statements included in our quarterly reports on Form 10QSB were approximately $25,000 and $17,500, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended August 31, 2007 and 2006 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of the Company's financial statements, specifically accounting research was $ 0 for each year.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended August 31, 2007 and 2006 for tax related or other services rendered by the Company's principal accountants in connection with the preparation of its federal and state income tax returns was $-0- and $-0-, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

We did not have any non-audit services provided by our principal accountants during fiscal 2007 or 2006.


SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                NOFIRE TECHNOLOGIES, INC.



Date: December 13, 2007                  By: /s/ Sam Gottfried
                                       ------------------------
                                          Sam Gottfried,
                                        Chief Executive Officer



Date: December 13 , 2007                 By: /s/ Sam Oolie
                                        ------------------------
                                           Sam Oolie
                                        Chief Financial Officer





In accordance with the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                December 13, 2007
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               December 13, 2007
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               December 13, 2007
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               December 13, 2007
Sam Oolie, Director





INDEX TO FINANCIAL STATEMENTS


                                                               Page
                                                              ------
Report of Independent Registered Public Accounting Firm
Sherb & Co.                                                   F-2

Financial Statements:

     Balance sheet at August 31, 2007                         F-3

     Statements of operations for the years ended
      August 31, 2007 and 2006                                F-4

     Statements of changes in stockholders' equity
      (deficiency) for years ended August 31,2007
       and 2006                                               F-5


     Statements of cash flows for the years ended
      August 31, 2007 and 2006                                F-6

     Notes to financial statements                            F-8 to F-16



F-1



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Directors
NoFire Technologies, Inc.
Upper Saddle River, New Jersey

We have audited the accompanying balance sheet of NoFire Technologies, Inc. as of August 31, 2007, and the related statements of operations, stockholders equity
(deficiency) and cash flows for each of the years then ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. as of August 31, 2007, and the results of its operations and its cash flows for each of the years then ended August 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $3.8 million and $1.8 million for each of the years ended August 31, 2007 and 2006, and has a substantial working capital deficiency as of August 31, 2007. These factors raise substantial doubt concerning the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
November 30, 2007


F-2



NOFIRE TECHNOLOGIES, INC
BALANCE SHEET
ASSETS
August 31, 2007

CURRENT ASSETS:

   Cash                                            $    31,416
   Accounts receivable - trade                         301,286
   Inventories                                          97,784
   Prepaid expenses and other current assets            94,842
                                                    -----------
      Total Current Assets                             525,328



  OTHER ASSETS:
   Security deposits                                    37,065
                                                      ---------
                                                      $562,393
                                                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

   Settled liabilities                             $   378,031
   Accounts payable and accrued expenses             1,363,228
   Loans and advances payable to stockholders          199,438
   Deferred salaries                                 2,080,503
   Loans payable                                       290,737
   Convertible debenture 8%                            595,928
   Convertible debenture 10%                           165,000
                                                    ----------
      Total Current Liabilities                      5,072,865



STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock $.01 par value:
Authorized -150,000,000 shares
  issued, and outstanding-39,383,932                 393,830
Capital in excess of par value                    17,877,058
Accumulated Deficit                              (22,781,360)
                                                  ----------
   Total Stockholders' Equity (Deficiency)        (4,510,472)
                                                  ----------
                                                $    562,393
                                                   =========

See accompanying notes to financial statements
F-3





 NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                    Year Ended August 31,
                                      2007           2006
                                 ----------     ----------
Sales:
   Sales Product                 $  838,530     $ 352,593
   Royalty revenues                 166,184        11,127
                                 ------------------------
NET SALES                         1,004,714       363,720
                                 ----------     ----------
COSTS AND EXPENSES:
   Cost of sales                    460,749       196,845
   Research and development costs    47,299        60,398
   General and administrative
   (includes equity based
   compensation of $139,021
   and $53,846 respectively.      1,209,780     1,131,825
                                  ----------    ----------
                                  1,717,828     1,389,068
                                 ---------     ----------
LOSS FROM OPERATIONS              ( 713,114)  (1,025,348)
                                 ----------     ----------
OTHER EXPENSES (INCOME):
   Interest expense (Equity
   based portion $2,712,807)and
   $603,173, respectively)         3,153,684      764,210
                                   --------       --------

LOSS BEFORE INCOME TAXES         (3,866,798)   (1,789,558)
INCOME TAX BENEFIT                   24,873        35,783
                                 ----------     --------
NET LOSS                       $ (3,841,925)  $(1,753,775)
                                 ==========     =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC AND DILUTED    37,533,174    32,052,775
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $     (.10)  $      (.05)
                                 ==========     ==========



See accompanying notes to financial statements

F-4
NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

STATMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIENCY)

                                            Common Stock
                                      ------------------------

                                    Number of     Capital in Excess      Accumulated     Total
                                      Shares     Amount   of Par Value    (Deficit)    Stockholders
                                                                                         (Deficit)
                                                                                          Equity
BALANCES, August 31, 2005           34,806,621    $ 348,066 $13,166,594  $(17,185,660)   (3,681,000)

YEAR ENDED AUGUST 31, 2006
Issuance of warrants with debt-
Related party                                                    92,875                      92,875
Equities issued with debt/beneficial
Conversion rights                                               510,298                     510,298
Sale of stock                        1,000,000       10,000      90,000                     100,000
Repriced warrants expense                                        20,178                      20,178
Equities issued for service
And amortization                                                 53,846                      53,846
Net Loss                                                                   (1,753,775)   (1,753,775)
                                    ------------  --------- ----------- -------------    -----------
BALANCES, August 31, 2006           35,806,621    $ 358,066  $13,923,791  $(18,939,435) $(4,657,578

Issuance of warrants with debt
-related party                                                   139,908                     139,908
Equities issued with debt/beneficial
Conversion rights                                              2,572,899                   2.572,899
Sale of stock                        2,559,275       25,593      756,810                     782,403
Exercise of warrants                   867,400        8,674      346,126                     354,800
Equity issued for services             149,636        1,496      137,525                     139,021
Net loss                                                                     (3,841,925)  (3,841,925)
                                    ----------------------------------------------------  ----------
Balance as of August 31,2007        39,383,932    $ 393,830  $17,877,058 $  (22,781,360) $(4,510,472)
                                    ==========    =========  ===========  ==============  ===========

F-5




See accompanying notes to financial statements






























NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

                                               Year Ended August 31,
                                                2007         2006
                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (3,841,925 ) $(1,753,775)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization                1,086         1,579
     Amortization of unearned compensation
     and debt discount                          120,243        32,713
     Equities issued as interest and beneficial
     conversion features on current and past
     due loans payable                        2,712,807       603,803
     Equities issued for consulting services    139,021        50,171
     Repricing of warrants                          0          20,178
     Accounts receivable - trade               (296,875)          902
     Inventories                                (30,381)       14,425
     Prepaid expenses and other current         (94,842)        6,645
     Accounts payable and accrued
     expenses                                   210,818       215,016
     Deferred salaries                          205,285       430,473
                                             ----------     ----------
 Net cash flows used by
     operating activities                     (874,763)      (377,870)
                                             ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Security deposits                            (351)      (10,715)
                                             -----------   -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES          (351)      (10,715)
                                            ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common
   Stock and exercise of warrants,
   net of related expenses                   1,137,203       100,000
 Payments on short term loans                  (98,680)         -
 Net proceeds from short-term loans            126,000       136,855
 Loans and advances received from
   stockholders                               (276,100)      155,738

                                             ----------     ----------
            Net cash flows from
             financing activities              888,423       392,593
                                            ----------     ----------
NET INCREASE (DECREASE) IN CASH                 13,309         4,008

CASH AT BEGINNING OF YEAR                       18,107        14,099
                                            ----------     ----------
CASH AT END OF YEAR                         $   31,416      $ 18,107
                                            ==========     ==========
F-6












NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS-CONTINUED

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $   57,066      $  53,484
                                            ==========     ==========
  Income taxes paid (benefit)              $  (38,255)     $( 35,783)
                                            ==========     ==========

  Equity issued in exchange
    for services                            $ 139,021     $   89,846
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

Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $ 1,086 and $1,579 for the years ended August 31, 2007 and 2006, respectively.

Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation ,equity based transactions and net operating loss carry forwards.

Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2007:

Cash Concentrations - The Company maintains a cash balance with a financial institution, which at some times may exceed federally, insured limits.


F-8
  NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS


   Accounts Receivable - The Company grants unsecured credit to many of its customers with four customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited.

Revenue Recognition- Revenue for product sales are recognized when the Company s products are shipped. Revenues from royalty sales are recognized once such royalties are deemed earned and collectible.

Cost of Sales - Cost of sales includes the following costs: material costs, freight in, direct labor and packaging costs. Indirect costs of sales items included as selling, general and administrative costs for the years ended August 31, 2007 and 2006 are as follows: shipping and receiving labor of $8,343 and $8,667, and shipping costs of $10,296 and $8,638, respectively.

Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were approximately $9,535 and $5,698 for the years ended August 31, 2007 and August 31, 2006, respectively.

Research and Development Costs- Expenditures relating to the development of new products and processes, including significant improvements to existing products,are expensed as incurred.

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of 60,556,794 warrants outstanding is not included since it would be anti-dilutive.

Equity based compensation -

Effective September 1, 2006, the Company adopted provisions of SFAS 123R for recording equity based compensation.

The weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. The Company has granted warrants to purchase common stock to employees in the years ended
August 31, 2006, and August 31, 2007 which have been recorded as an expense in the amount of $101,526 and $86,171, respectively, as such warrants vested immediately upon issuance.


In accordance with SFAS 123, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                    For the year ended August 31,
                                     2007         2006

Risk free interest rate              4.74 %      5.25  %
Expected life                        4.75 yrs    5    yrs
Dividend rate                        0.0 %       0.0%
Expected volatility                  112%        124%



F-9










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

NOTE 2 - INVENTORIES:

Inventories, net of reserves, at August 31, 2007 consisted of the following:


Testing material   $  5,000
Raw material       $ 65,015
Finished goods       27,769
                   --------
                   $ 97,784
                   ========



NOTE 3 - SETTLED CLAIMS:

Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2007, settled liabilities payable totaled $378,031.

The Company is currently delinquent on its scheduled payments to certain Creditors that were due September 27, 1996 through 1999 in the gross amount of approximately $378,031. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.
F-10
NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:


Legal fees                      $ 361,918
Commissions                        52,434
Interest                          507,317
Payroll and payroll taxes          60,034
Accounts payable                  245,099
Other                             136,426
                               ----------
                             $  1,363,228

                                =========



NOTE 5   RELATED PARTY TRANSACTIONS

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A.,which provides certain legal services to the Company. At August 31, 2007, the Company was obligated to that firm in the amount of $350,517. Expenses in fiscal 2007 were $31,262 for legal services, and in fiscal 2006, $ 18,225 in fees. In addition, Litwin & Holsinger (a predecessor to Litwin and
Tierman P.A.) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

During the three fiscal years ended 2007, the officers deferred a total of $1,481,639 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $247,572 at August 31, 2007.

On November 14, 2005, in conjunction with loans made to the Company. Mr. Oolie was issued 1,000,000 ten-year warrants. These warrants were issued at $.20 and vested immediately, for which an expense of $92,875 was recorded.

The Company issued 1,400,000 warrants to its CFO in connection with the debt advances to the Company by its CFO. The warrants have an exercise price of $.20 per share for five years. An expense of $139,908 had been recorded for the fair value of these warrants issued.

During 2007 Mr. Oolie was repaid $266,100 of advances made to the Company. These advances are due on demand and bear interest at 15% per annum .

NOTE 6 CONVERTIBLE DEBENTURES AND OTHER DEBT:

In September 2005 an accredited investor loaned the Company $100,000 at 15% interest. The note was due in one year and is collateralized by 2,000,000 shares of the Company s common stock to be held in escrow. An officer of the Company also guaranteed the debt. In October 2006 the Company paid $40,000 of principal and interest to October 25, 2006 on the entire amount. As of August 31, 2007, this amount is still due. (see subsequent events)
F-11






NOTES TO NOFIRE TECHNOLOGIES, INC.
FINANCIAL STATEMENT
In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock

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

In April 2006 the Company borrowed $25,000 from a director of the Company. The note carries an interest rate of $500 per month and was due July 21, 2006. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company s common stock at an exercise price of $.20 per share.

During July 2006 the Company borrowed $5,000 from a company who makes loans on future credit card sales. The loan has been repaid.

 In August 2006 the Company sold a 10% Convertible Debenture for $165,000. The debenture was due in February 2007 and is convertible into the Company s common stock at the rate of $0.10 per share. There was no beneficial conversion feature to value for the conversion terms as the stock price exceeded the conversion price on the debt issue date.

In conjunction with the above the Company issued 2,000,000 five-year warrants convertible into the Company s common stock at the rate of $0.10 per share. The warrants vested immediately. These warrants were valued at $87,010 and are being amortized over the term of the debt.

In February 2007 the Company and its lender extended the maturity date of the 10% Convertible Debenture in the amount of $165,000 to April 2007.
In conjunction with the above the Company issued 2,000,000 five-year warrants exercisable into the Company's common stock at the rate of $0.10 per share. The company recorded an expense of $1,050,192 for this extension fee.

On April 8, 2007, the Company and its lender extended the maturity date of The 10% Convertible Debenture in the amount of $165,000, to August 7, 2007. The Company issued warrants to purchase 1,000,000 shares of common stock with a term of five years at an exercise price of $0.10 per share and to purchase 1,000,000 shares of common stock with a term of five years at an exercise price of $0.20. The warrants contain a Repricing provision should shares be issued at less than $0.10 during the term of the warrant. A cashless exercise provision and certain provisions similar to the holders of common stock for other equity related transactions are also provided. The market price of the Company's stock at the extension date was $0.45, hence the fair market value of such warrants, $888,808 was expensed as an extension fee during for the quarter ended May 31, 2007

The chairman of the board has pledged his stock holdings in the Company, and the Company has pledged all of its assets, to secure the above Debenture.(See
Note 7)

In September 2007 the Debenture with accrued interest was repaid in full (see Subsequent events.)

NOTE 7 - COMMITMENTS AND CONTINGENCIES:
Lease - The Company's lease of its facility expires on August 31, 2008 with a total annual lease commitment of $153,500 for the year ending August 31,2008.

Rent expense, inclusive of taxes and insurance, was approximately $ 152,794 and $143,526 for the years ended August 31, 2007 and 2006, respectively. F-12
NOTES TO NOFIRE TECHNOLOGIES, INC.
FINANCIAL STATEMENTS

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

In September 2007 the Debenture and accrued interest was repaid in full (see Subsequent events)

NOTE 8- SOURCES OF SUPPLY:
Several components of the Company s products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company s products could be interrupted.

Note 9 - INCOME TAXES
No provision for current and deferred income taxes is required for the years ended August 31, 2007 and 2006.

The following is a reconciliation of income tax benefit computed at the 34% statutory rate to the provision for income taxes:

                                    2007           2006
                                 ---------      ---------
Tax at statutory rate          $ 1,306,000      $ 596,000
Permanent and other items       (1,011,000)      (194,000)
Temporary timing differences     ( 131,000)      (219,000)
State income tax, net of federal
  income tax benefit                12,000         27,000
Valuation allowance              (176,000)       (210,000)
                                 ---------      ---------
                                 $   -          $    -
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

The Company has determined that the annual limitation under Internal Revenue Code Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $2,710,000, to be approximately $150,000 per year expiring through 2010. Subsequent to the date of the Plan, the Company has generated approximately $9,030,000 in net operating losses, which expire through 2027.
The significant components of the Companys net deferred tax asset are summarized as follows:

                                         August 31,
                                   ------------------------
                                            2007
                                         ----------
Net operating loss carry forwards        $ 3,990,000
                                         ----------
Valuation allowance                       (3,990,000)
                                         ----------
                                         $    -
                                         ===========
F-13

NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Companys prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2007 and 2006.

At August 31, 2007, the Company has federal and state net operating loss carry forwards for financial reporting and income tax purposes of approximately $11,740,000, which can be used to offset current and future taxable income through the year 2027

During each of the fiscal years 2007 and 2006,the Company sold a portion of its state net operating loss carry forwards realizing approximately
$38,255 and $35,856, respectively.

NOTE 10 - MAJOR CUSTOMERS:

Sales to four customers represented 29%, 14%, 11% and 10% of net sales for the year ended August 31, 2007. Sales to three customers represented 47.3% 7.1% and 5.2% of net sales for the year ended August 31, 2006.

NOTE 11   WARRANTS AND COMMON STOCK:

For the years ended August 31, 2007 and 2006, a summary of the status of warrants were as follows:

                                      2007                    2006
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year   54,289,824  0.17      47,231,818   $0.17
Granted                           7,915,108  0.17       7,215,571    0.15
Exercised                          (867,400) 0.41           -         -
Cancelled/ forgiven                    -       -             -         -
Expired                            (780,738) 0.82        (157,565)   0.47
                               ----------   -----      ----------  -----
Outstanding, end of year         60,556,794  0.16      54,289,824    0.17
                               ==========   =====      ==========  =====
Exercisable, end of year         60,556,794  0.16      54,189,824    0.17
                               ==========   =====      ==========  =====


The following table summarizes warrant data as of August 31, 2007:

                                            Outstanding and exercisable
                         Number of        Weighted-       Weighted    Number
                        Outstanding    average remaining   average exercisable
                                            life in        exercise
                                             years         price
                       ------------   ------------------ ----------- -
Range of exercise prices:
$.01-$.15               48,200,450           4.61           $0.13    48,200,450
$.16-$.50               12,172,598           3.26            0.26    12,172,598
$.51-$.99                  136,949           3.97            0.34       136,949
$1.00 or more               46,797           4.62            1.10        46,797
                         ------------                                -----------

                        60,556,794                                   60,566,794

F-14

NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENT

Information, at date of issuance, regarding warrant grants during the year ended August 31, 2007:

                                      Shares       Weighted        Weighted
                                                   average         average
                                                   exercise        fair
                                                   price           value
                                   ------------   ------------   ---------
Exercise price exceeds
market price
Exercise price equals
market price                        3,915,108      $0.22           $0.22


Exercise price is less
than market price                   4,000,000      $0.13           $0.48




The weighted average grant date fair value of warrants granted during the year ended August 31, 2007 was $ 0.28. Warrants had been exercised by holders during the year ended August 31, 2007 in the amount of 867,400 with proceeds of $354,800.

During fiscal year ended August 31, 2006 the following equity transactions occurred;

   The Company sold 1,000,000 shares of common stock and issued 968,571 five year warrants with exercise prices ranging from $.10 to $.15 per share for $100,000, which was the then trading prices of the common stock each respective sale date.

The Company issued 1,000,000 warrants to its CFO in connection with the debt advances to the Company by its CFO. The warrants have an exercise price of $.14 per share for ten years. An expense of $92,875 had been recorded for the fair value of these warrants issued.

The Company issued 4,550,000 warrants to unrelated parties for the inducement of debt extensions and the lending of additional monies during the year. These warrants have expiration dates ranging from five to ten years with exercise prices ranging from $.07 to $.20 per share. The Company recorded $510,298 for the beneficial conversion rights and warrants issued in connection with such debt extended or newly issued, which had been expensed except for the debt discount. There remains a debt discount of $120,243 yet to be amortized over the term of such debt outstanding.

The Company issued another 607,001 warrants for services rendered during the year by consultants and its employees which warrants have been fairly valued at $50,171, which has been expensed. These warrants have a five-year term with exercise prices ranging from $.085 to $.20 per share. The exercise prices were the then trading prices of the common stock at each respective issue date.

During fiscal year ended August 31, 2007 the following equity transactions occurred;

   The Company sold 2,559,275 shares of common stock and issued 1,279,638 five year warrants with exercise prices ranging from $.20 to $1.05 per share for $782,403, which was the then trading prices of the common stock each respective sale date.
F-15


                               NOFIRE TECHNOLOGIES, INC
                             NOTES TO FINANCIAL STATEMENT


The Company issued 1,400,000 warrants to its CFO in connection with the debt advances to the Company by its CFO. The warrants have an exercise price of $.20 per share for five years. An expense of $139,908 had been recorded for the fair value of these warrants issued.

The Company issued 4,300,000 warrants to unrelated parties for the inducement of debt extensions and the lending of additional monies during the year. These warrants have exercise prices ranging from $.10 to $.20 per share and expire in five years. The Company recorded $2,572,899 for the beneficial conversion rights and warrants issued in connection with such debt extended.

The Company issued another 935,469 warrants and 149,636 shares of common stock for services rendered during the year by consultants and its employees which such warrants and shares have been fairly valued at $139,021, which has been expensed. These warrants have a five-year term with exercise prices ranging from $.16 to $.20 per share. The exercise prices were the then trading prices of the common stock at each respective issue date.

All warrants vested immediately.

NOTE 12 - SUBSEQUENT EVENTS:

In September 2007 the 10% Convertible Debenture in the amount of $165,000 with Accrued interest was repaid (see note 6).

During the three months ended November 30, 2007 the Company sold an additional 305,939 shares of its common stock to seven accredited investors. The proceeds from these sales totaled $79,223

In conjunction with the above the Company issued 152,970 five year $0.60 warrants. The warrants vested immediately.











F-16





15
-  -





15


30