Form 10QSB
period 2007-11-30
NOFIRE TECHNOLOGIES INC
filed 2008-01-22
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2007

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 39,822,620 shares of Common Stock as of January 10,2008.

Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---




Page 1






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of November 30, 2007(unaudited)
         and August 31, 2007                                  3

         Statements of Operations for the Three Months
         ended November 30, 2007 and 2006 (unaudited)         5

         Statements of Cash Flows for the
         Three Months ended November 30, 2007 and 2006
        (unaudited)                                           6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.  Controls and Procedures                             12


Part II - OTHER INFORMATION

Item 1.   Legal                                              12
Item 2.   Unregistered sales of Equity securities and
          Use of Proceeds                                    12

Item 6.  Exhibits                                            13

         Signatures                                          13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2


















              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                              November 30, August 31,
                                                  2007         2007
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                        $ 19,681     $ 31,416
    Accounts receivable - trade                   12,578      301,286
    Inventories                                  141,042       97,784
    Prepaid expenses and other current assets     17,392       94,842
    Receivable-sale of state tax loss             48,152         -
                                               ---------    ----------
    Total Current Assets                         238,845      525,328
                                               ---------    ----------

OTHER ASSETS:
      Security deposits                           37,065       37,065

                                              ----------     ---------
                                               $ 275,910     $562,393
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    November 30,   August 31,
                                                        2007        2007
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            1,322,308      1,363,228
    Loans and advances payable to
      stock holders                                    140,438        199,438
    Deferred salaries                                2,154,545      2,080,505
    Loans payable                                      290,735        290,735
    Convertible Debentures 8%                          595,928        595,928
    Convertible Debenture 10%                             -           165,000
                                                    ----------      ---------
    Total Current Liabilities                        4,881,985      5,072,865
                                                     ----------      ---------

LONG TERM LIABILITY                                       -             -


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 39,762,620
      shares at November 30, 2007 and
      39,383,932 at August 31, 2007                    397,626        393,830
      Capital in excess of par value                18,055,970     17,877,058
      Accumulated Deficit                          (23,059,671)   (22,781,360)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (4,606,075)    (4,510,472)
                                                    ----------     ----------
                                                    $  275,910     $  562,393
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Three Months
                                          Ended November 30,
                                           2007       2006
                                       ----------   ------
                                             (UNAUDITED)
SALES
    Sales -Product                     $   83,842   $ 222,988
    Licenses                                  _        15,510
                                       ----------   ---------

NET SALES                                  83,842     238,498
                                       ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                          30,596     127,518
    General and administrative            282,010     238,163
    Testing                                15,418      10,809
                                       ----------   ----------
                                          328,024     376,490
                                       ----------   ---------
LOSS FROM OPERATIONS                     (244,182)   (137,992)
                                       ----------   ----------
OTHER EXPENSES:
    Interest expense including
    $62,224 of equity based interest
    expense for the three months
    ended November 30, 2006                81,831     141,412

                                       ----------   ----------

LOSS BEFORE INCOME TAXES                 (326,013)   (279,404)

DEFERRED INCOME TAX BENEFIT                48,152      37,876
                                       ----------   ----------
NET LOSS                               $ (277,861) $ (341,528)
                                       ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          39,616,185   36,583,944
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (.01)    $  (0.01)
                                       ==========   ==========







See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Three Months
                                                   Ended November 30,
                                                    2007       2006
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (277,861)   (241,528)
   Adjustments to reconcile net loss to
        cash flows from operating activities:
        Depreciation and amortization                              395
        Amortization of interest expense for
        discount on note payable                                59,540
        Equities issued for services                            10,809
        Warrants issued in exchange for loans
        by officer                                              92,875
        Equities issued as interest and beneficial
        conversion features on current and past
        due loans payable                            16,500      2,684
        Changes in operating assets and liabilities

             Inventory                              (43,258)     (1,047)
             Accounts receivable                    288,708    (72,541)
             Prepaid expenses and other              77,450     (5,617)
             Receivable for sale of state
               tax loss                             (48,152)   (37,976)
             Accounts payable and accrued expenses  (41,370)   101,921
             Deferred salaries                       74,040     88,115

                                                ----------    ---------
 Net cash flows from operating activities            46,052     (95,245)
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Three Months
                                                 Ended November 30,
                                                 2007        2006
                                               ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
   Security deposits                                    -        (351)
                                                  ----------   --------
Net cash flows from investment activities               -        (351)
                                                  ----------   ---------

CADH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock
     net of related expenses                        166,208    117,480
   Proceeds on advances from stockholders           (59,000)     6,499
   Payments on short-term loans                    (165,000)   (44,029)
                                                 ----------   ----------
Net cash flows from financing activities           (57,792)     79,950
                                                 ----------   ----------
NET CHANGE IN CASH                                 (11,735)    (15,646)

CASH AT BEGINNING OF PERIOD                         31,416       18,10
                                                ----------    ----------
CASH AT END OF PERIOD
                                              $     19,681   $    2,461
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                  $ 29,369    $    19,254
                                              ==========      ==========

Income taxes paid (received)                  $ (48,152)   $  (37,876)
                                               ===========   ===========








See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2007
NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2007 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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


     Equity Based Compensation- Effective September 1, 2006, the Company adopted provisions of SFAS 123R for recording equity based compensation.

The weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. The Company has granted warrants to purchase common stock to employees in the quarter ended November 30, 2006 in the amount of $10,809. and such warrants vested immediately upon issuance. No such expense was recorded for the quarter ended November 30,2007.

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
November 30, 2007


In accordance with SFAS 123, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the Three Months ended November 30,
                                                2007               2006

Risk free interest rate                         4.76?              5.25%
Expected life
Yrs                                              4.5                  5
Dividend rate                                    0.0                0.0%
Expected volatility                              110%               112%


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

SFAS 141 (revised) business combinations and SFAS 160 non-controlling Interests in consolidated financial statements were issued in December 2007.

NOTE 4 - Management's Actions to Overcome Operating and Liquidity Problems:

The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations Page 9
NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2007

through increased sales and/or obtaining additional financing. Without achieving these, there is substantial doubt about the Company's ability to continue as a going concern.

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

In October 2006 the Company paid $40,000 toward that debt plus accrued interest to the date of payment.


In December 2007 the Company paid an additional $48,152 of the debt from the proceeds of the sale of the New Jersey tax carry forward(see subsequent events)

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company's common stock.

In September 2007, the 10% Convertible Debenture in the amount of
$165,000 was repaid.

NOTE 6- Equity Transactions

Warrants were issued during the quarter as follows:
Name            Issue            Expire        Amount       Exercise Price

Investors (4)    September 07   September2012  41,613      $.60
Investors (2)    October   07   October  2012  24,551      $.60
Investors        November  07   November 2012  86,806      $.50

During the quarters ended November 30, 2006 and November 30, 2007,900,000 and -0- warrants expired.

The Company raised $166,207 through the sale of 305,939 shares of unregistered common stock and the issuance of 152,970 warrants to purchase common stock at $.50 to $.60 per share to accredited investors.

The Company issued 43,685 shares of unregistered common stock for the exercise of warrants and 30,000 shares of unregistered common stock in lieu of interest in the amount of $16,500.

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2007

NOTE 7- Subsequent Events

In December 2007 the Company received $48,152 from the sale of the Company's New Jersey Carry Forward Loss for 2006. The proceeds were used to retire a portion of a loan, which was collaterized by the receivable.

On December 17, 2007 a note payable for $123,800 was extended for an additional year. The interest rate of 12% remained the same. A late fee of $12,000 will be paid on February 19,2008.

Warrants were issued in December and January as follows:

Name           Issue            Expire        Amount         Price
Investors (2) December 07    December 12       75,055      $.25 to.40
Employees (5) December 07    December 12      500,000        $.30

During December 2007 the Company sold to accredited investors 150,910 shares of unregistered common stock and 75,055 warrants for $52,427.25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The Company continued its product development and application testing, and now have numerous certifications for specific applications. Since August 1995, the Company has applied for eight patents, five of which have been issued. The other three are pending. Additionally, one patent has been purchased by the Company. The Company has been increasing its marketing efforts principally by retaining the services of specialized distribution firms. The Company's management believes that marketing efforts to date have brought the Company closer to achieving greater sales for applications in many diverse industries including: utilities military, maritime, wood products, structural steel and nuclear power plants. Significant tests have been passed and approvals received to qualify the Company's products in naval and other military and government applications. Aggressive marketing efforts are underway to obtain orders in these applications. Obstacles encountered in obtaining orders for most applications are the continuing tests and approvals required, competition against well established and better capitalized companies, cost, the slow process of specifying new products in highly regulated industrial applications and the decision not to use any fire retardant product.

In general, the Company's products perform their intended uses well and are in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise; the Company has opted to concentrate on targeting sales of present products rather than developing new products. Any new product opportunity will be pursued if it is viable.

Additional efforts are also being directed to increase international sales by establishing distributor relationships in strategic locations throughout the industrialized and third world countries.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.

COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2007 AND NOVEMBER 30, 2006

Sales of $83,842 for the three months ended November 30, 2007 represented a decrease of 64.8% from the $238,498 for the comparable three-month period of the prior year. Cost of goods sold during the same period decreased from $127,518 to $30,596 resulting in a gross profit of $53,246 compared to $110,980 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2007 were $282,010, representing an increase of $43,847 or 18.4% from the $238,163 for the similar period of the prior year.


During the quarters ended November 30, 2007 and 2006 the Company realized approximately $48,152 and $37,876, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that State.

LIQUIDITY AND CAPITAL RESOURCES
At November 30, 2007 the Company had cash a balance of $ 19,681.

During the quarter the Company raised $166,207 through the sale of 305,939 shares of unregistered common stock and the issuance of 152,970 warrants to purchase common stock at $.50 to $.60 per share to accredited investors.


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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter the Company raised $166,207 through the sale of 305,939 shares of unregistered common stock and the issuance of 152,970 warrants to purchase common stock at $.50 to $.60 per share to accredited investors.

The Company issued 43,685 shares of unregistered common stock for the exercise of warrants and 30,000 shares of unregistered common stock in lieu of interest in the amount of $16,500.


Date       Title     Number    Cash Price
 9/07     common     126,077     $.60
 10/07    common       6,150     $.60
 11/07    common     173,612     $.50

The proceeds were used for working capital.

Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification
Page 13
SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 22, 2008                NoFire Technologies, Inc.

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