Form 10QSB
period 2008-02-29
NOFIRE TECHNOLOGIES INC
filed 2008-04-18
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 29, 2008

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 40,001,029 shares of Common Stock as of April 10, 2008.



Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---




Page 1






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of February 29, 2008 (unaudited)
         and August 31, 2007                                  3

         Statements of Operations for the Six Months and
         Three Months ended February 29, 2008 and February
         28, 2007 (unaudited)                                 5

         Statements of Cash Flows for the Six Months ended
         February 29, 2008 and February 28, 2007(unaudited)   6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.  Controls and Procedures                             12


Part II - OTHER INFORMATION

Item 1.   Legal                                              12

2. Unregistered Sales of Equity Securities and
use of proceeds                                    12

     3.   None                                               12

Item 6.  Exhibits                                            13

         Signatures                                          13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2














              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                               February 29,  August 31,
                                                  2008         2007
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS
    Cash                                      $  2,370       $ 31,416
    Accounts receivable - trade                166,939        301,286
    Inventories                                156,058         97,784
    Prepaid expenses and other current assets   37,822         94,842
                                               ---------    ----------
    Total Current Assets                       363,189        525,338
                                               ---------    ----------
OTHER ASSETS:
      Security deposits                         37,065         37,065

                                              ----------     ---------
                                             $ 400,254      $ 562,393
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3


















NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    February 29,  August 31,
                                                        2008         2007
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031       $378,031
    Accounts payable and accrued expenses            1,441,516      1,363,228
    Loans and advances payable to
      Stockholders                                     100,138        199,438
    Deferred salaries                                2,261,520      2,080,503
    Loans payable                                      347,583        290,737
    Convertible Debentures 8%                          595,928        595,928
    Convertible Debenture 10%                            -            165,000
                                                     ----------      ---------
    Total Current Liabilities                        5,124,716      5,072,865
                                                     ----------      ---------

LONG TERM LIABILITY                                       -             -


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 40,001,029
      shares at February 29, 2008 and
      39,383,932 at August 31, 2007                    400,010        393,830
      Capital in excess of par value                18,122,253     17,877,058
      Stock receivable                                  (6,250)         -
      Accumulated Deficit                          (23,240,475)   (22,781,360)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (4,724,462)    (4,510,472)
                                                    ----------     ----------
                                                    $  400,254      $ 562,393
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Six Months      For the Three Months
                                               Ended                     Ended
                                     February 29, February 28,  February 29, February 28,
                                           2008       2007        2008           2007
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)
SALES

    Product                            $ 226,123   $  429,920     $ 227,599    $ 206,931
    Licenses                              85,064       49,692          -          34,182
    Research Fees                          9,111         -            8,857         -
                                        --------     ---------     ----------  ---------
NET SALES                                320,298      479.612       236,456      241,114
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                         90,838      233,527        60,242      106,008
    Research and development costs        29,814       24,545        14,396       22,662
    General and administrative (includes
    equity based compensation expense of
    $147,529 and $136,337 for the six
    months ended February 29, 2008 and
    February 28 2007 and $147,529 and
    $88,033 for the three months ended
    February 29, 2008 and February 28,
    2007)                                684,198      641,849       401,233      357,264
                                       ----------   ----------    -----------  ----------
                                         804,850      899,921       475,871      485,934
                                       ----------   ---------     -----------   ----------
LOSS FROM OPERATIONS                    (484,552)    (420,309)     (239,415)    (244,820)
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES:
    Interest expense (includes
    equity based interest expense of
    $28,794 and $1,338,234 for the six
    months ended February 29,2008 and
    February 28, 2007 and $12,294 and
    $1,276,010 for the three months ended
    February 29,2008 and February 28,
    2007)                                 182,036    1,499,608       100,206    1,358,196
                                        ----------   ----------    ------------  ---------
LOSS BEFORE INCOME TAXES                 (666,588)  (1,919,917)     (339,621) (1,603,016)
DEFERRED INCOME TAX BENEFIT                48,100       37,876         -          -
                                       ----------   ----------    ------------- ----------
NET LOSS                                (618,488))  (1,882,041)     (339,621) (1,603,016)
                                       ==========   ==========    ============= ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING -basic & diluted         39,742,045    36,458,662   39,874,033  36,458,662
                                       ==========   ==========   ============= ==========
BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $ (0.02)      $   (0.05)   $  (0.01)       (0.04)
                                       ==========   ==========   ============== =========





See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Six Months
                                                        Ended
                                                February 29, February 28,
                                                    2008        2007
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $ (618,488) $(1,882,041)
   Adjustments to reconcile net loss to
     net cash flows from operating activities:
        Depreciation and amortization                    -           790
        Amortization of interest expense for
        discount on note payable                       -         107,479
        Warrants issued in exchange for loans
        by officer                                     -         139,908
        Equity issued in exchange for services      147,529      137,568
        Warrants issued for debt extension           28,794    1,088,163
        Changes in operating assets and
        liabilities

             Inventory                              (58,274)    (18,712)
             Accounts receivable - trade             134,347    (90,337)
             Prepaid expenses and other               50,770    (28,934)
             Accounts payable and accrued
             expenses                                 78,204     144,305
             Deferred salaries                       181,017     188,993
                                                  ----------    ---------
 Net cash flows from operating activities            (56,101)   (212,818)
                                                  ---------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Six Months
                                             February 29, February 28,
                                                  2008        2007
                                               ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
             Security deposits                         -         (350)
                                                  ----------   --------
Net cash flows from investing activities               -         (350)
                                                  ----------    ------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock,
     net of related expenses                       234,509      288,380
   Net proceeds from short term loans               56,846     (74,480)
   Payments on advances from stockholders          (99,300)     (13,500)
   Repayment of convertible debenture             (165,000)        -
                                                 ----------   ----------
Net cash flows from financing activities            27,055      200,400
                                                 ----------  ----------
NET CHANGE IN CASH                                 (29,046)     (12,768)

CASH AT BEGINNING OF PERIOD                         31,416       18,107
                                                ----------    ----------
CASH AT END OF PERIOD                             $  2,370     $  5,339
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid (received)                     (48,152)       (37,876)
                                               ========       =========

Interest paid                                   $ 62,568      $  31,830
                                              ==========      ==========







See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 29, 2008
NOTE 1 - Basis of Presentation:

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


Equity Based Compensation- Effective September 1, 2006, the Company adopted provisions of SFAS 123R for recording equity based compensation.


The equity-based employee compensation expense has been determined by using the weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. The Company has granted warrants to purchase common stock to employees and consultants during the period ended February 29,2008 in the amount of $147,528 and $137,568 for the period ended February 28, 2007. The warrants vested immediately upon issuance.

                          NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               For the Six Months ended
                                            February 29,2008  February 28, 2007
Risk free interest rate                          2.50%              4.74%

Expected life
Yrs                                               5                   5
Dividend rate                                    0.0%                0.0%
Expected volatility                              211%                156%



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

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which, for the Company, is the first quarter of fiscal 2009. Management does not believe that the adoption of SFAS 159 will have a material impact on the financial statements of the Company once adopted.


We have reviewed all undisclosed new, but not yet adopted accounting pronouncements and have determined that these new accounting pronouncements are not applicable, hence will have no effect on the Company.

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 29, 2008

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

NOTE 5 - Convertible Debentures And Other Debt:

During the quarter ended February 29,2008 the Company borrowed $105,000 from three individuals. The terms were 2% interest per month

In conjunction with the above five year warrants were issued to purchase 45,000 shares of the Company's common stock at $.25 to $.30. The warrants vested immediately.


NOTE 6- Equity Transactions:

Warrants were issued during the period as follows:
Name            Issue            Expire         Amount       Exercise Price

Investors (4)    September 07   September2012   41,613      $.60
Investors (2)    October   07   October  2012   24,551      $.60
Investors        November  07   November 2012   86,806      $.50
Investors (2)    December  07   December 2012   75,455      $.25 to $.40
Employee's (5)   December  07   December 2012  500,000      $.30
Investor         January   08   January  2013   32,250      $.25



During the six months ended February 29,2008 the Company sold to accredited investors 238,409 shares of the Company's common stock for $74,302. In conjunction, the Company issued five-year warrants to purchase 106,705 shares of the Company's common stock at an exercise price of $.25 to $.40 per share.

The Company issued 25,000 shares of unregistered common stock for the exercise of warrants. The warrants were originally issued to an employee and were about to expire.

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                            February 29, 2008



NOTE 7- Subsequent Events:

During March 2008 five-year warrants were issued to two directors to purchase 200,000 shares of the Company's common stock at $.28 per share. The warrants vested immediately.

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

COMPARISON SIX MONTHS ENDED February 29, 2008 AND February 28, 2007
Sales of $320,298 for the six months ended February 29, 2008 represented a decrease of 33.1% from the $479,612 for the comparable six-month period of the prior year. Cost of goods sold during the same period decreased from $233,527 to $90,838 resulting in a gross profit of $230,090 compared to $246,085 in the prior year. Selling, general and administrative expenses for the six months ended February 29, 2008 were $536,669, representing an increase of $31,157 or 6.1% from the $505,512 of the similar period of the prior year. Page 11



COMPARISON THREE MONTHS ENDED February 29, 2008 And February 28, 2007
Sales of $236,456 for the three months ended February 29, 2008 represented a decrease of 1.9% from the $241,114 for the comparable three-month period of the prior year. Cost of goods sold during the same period decreased from $106,008 to $60,242 resulting in a gross profit of $176,214 compared to $135,105 in the prior year. Selling, general and administrative expenses for the three months ended February 29, 2008 were $253,704 representing a increase of $15,527 or 5.7% from the $269,231 of the similar period of the prior year.

During the periods ended February 29, 2008 and February 28, 2007 the Company realized approximately $48,152 and $37,876, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES
At February 29, 2008 the Company had a cash balance of $2,370.

The Company raised $74,302 through the sale of 238,409 shares of unregistered common stock and the issuance of 106,705 warrants to purchase common stock at $.25 to $.40 per share to accredited investors.

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

Item 3. CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "1934 Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings


   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended February 29,2008 the Company sold to accredited investors 238,409 shares of the Company's common stock for $ 74,302. In conjunction, the Company issued five-year warrants to purchase 106,705 shares of the Company's common stock at an exercise price of $.25 to $.40 per share. Page 12



Date       Title     Number    Cash Price
 9/07     common     126,077       $.60
10/07     common       6,150       $.60
11/07     common     173,612       $.50
12/07     common      60,000       $.40
1/08      common      62,500       $.25
2/08      common      90,909       $.25

The proceeds were used for working capital.

Item 3.  None




Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification



SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 18, 2008                NoFire Technologies, Inc.

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