Form 10QSB
period 2008-05-31
NOFIRE TECHNOLOGIES INC
filed 2008-07-11
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31, 2008

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

State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 41,021,029 shares of Common Stock as of July 03, 2008.



Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---




Page 1




                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-QSB

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of May 31, 2008 (unaudited)
         and August 31, 2007                                  3

         Statements of Operations for the Nine Months and
         Three Months ended May 31, 2008 and May
         31, 2007 (unaudited)                                 5

         Statements of Cash Flows for the Nine Months ended
         May 31, 2008 and May 31, 2007(unaudited)             6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.  Controls and Procedures                             13


Part II - OTHER INFORMATION

Item 1.   Legal                                              13

2. Unregistered Sales of Equity Securities and
use of proceeds                                    13

     3.   None                                               13

Item 6.  Exhibits                                            13

         Signatures                                          13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2










              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                                 May 31,   August 31,
                                                  2008         2007
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS
    Cash                                      $  2,227       $ 31,416
    Accounts receivable - trade                 58,017        301,286
    Inventories                                152,219         97,784
    Prepaid expenses and other current assets   28,696         94,842
                                               ---------    ----------
    Total Current Assets                       241,159        525,338
                                               ---------    ----------
OTHER ASSETS:
      Security deposits                         37,065         37,065

                                              ----------     ---------
                                             $ 278,224      $ 562,393
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




















                       NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS

                                                       May 31,    August 31,
                                                        2008         2007
                                                   -----------    ----------
                                                    (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031       $378,031
    Accounts payable and accrued expenses            1,509,830      1,363,228
    Loans and advances payable to stockholders         199,438        199,438
    Deferred salaries                                2,361,559      2,080,503
    Loans payable                                      337,583        290,737
    Convertible Debentures 8%                          595,928        595,928
    Convertible Debenture 10%                            -            165,000
    Deferred revenues                                    5,610           -
                                                     ----------      ---------
    Total Current Liabilities                        5,387,979      5,072,865
                                                     ----------      ---------

LONG TERM LIABILITY:
    Deferred revenue -licences                          12,877           -
                                                     ----------       --------
-


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 40,010,290
      shares at May 31, 2008 and
      39,383,932 at August 31, 2007                    400,010        393,830
      Capital in excess of par value                18,697,588     17,877,058
      Stock receivable                                  (6,250)         -
      Accumulated Deficit                          (24,213,980)   (22,781,360)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (5,122,632)    (4,510,472)
                                                    ----------     ----------
                                                    $  278,224       $ 562,393
                                                     ==========     ==========














See accompanying notes to financial statements

                            NOFIRE TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS

                                         For the Nine Months      For the Three Months
                                               Ended                     Ended
                                         May 31,    May 31,       May 31,      May 31,
                                           2008       2007        2008           2007
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)
SALES

    Product                            $ 434,705   $  507,060     $ 123,517    $  72,080
    Licenses                              12,928       44,632         3,817         -
    Research Fees                            -           -             -            -
                                        --------     ---------     ----------  ---------
NET SALES                                447,633      551,692       127,334       72,080
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                        189,804     293,041        98,966        59,514
    Research and development costs        50,699      34,183        20,846         9,639
    General and administrative (includes
    equity based compensation expense of
    $194,353 for the nine months ended
    May 31, 2008 and $46,824 for the
    three months ended  May 31, 2008)  1,049,605     855,909       364,482       215,045
                                       ----------   ----------    -----------  ----------
                                       1,290,108   1.183.133       484,294       284,198
                                       ----------   ---------     -----------   ----------
LOSS FROM OPERATIONS                    (842,475)   (631,441)     (356,960)     (212,118)
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES:
    Interest expense (includes
    equity based interest expense of
    $397,846 for the nine months ended
    May 31, 2008 and $369,052 for the
    three months ended May 31,2008)       638,858    3,075,670      456,721    1,576,062
                                        ----------   ----------    -----------  ---------
LOSS BEFORE INCOME TAXES               (1,481,333)  (3,707,111)    (813,681)  (1,788,180)
DEFERRED INCOME TAX BENEFIT                49,164       36,493         -          -
                                       ----------   ----------    -----------  ----------
NET LOSS                               $(1,432,169)$(3,670,618)  $(813,681)   $(1,788,180)
                                       ==========   ==========    ===========  ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ?basic & diluted         39,936,235   37,173,652     40,000,965  37,173,652


  PER COMMON SHARE                     $ (0.04)      $ (0.10)       $ (0.02)      $(0.05)






See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Nine Months
                                                        Ended
                                                    May 31,   May,31,
                                                    2008        2007
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $ (1,432,169)  $(3,670,619)
   Adjustments to reconcile net loss to
        net cash flows from operating activities:
        Depreciation and amortization                    -         1,086
        Amortization of interest expense for
        discount on note payable                       -         120,243
        Warrants issued in exchange for loans
        by officer                                     -         139,908
        Equity issued in exchange for services      194,352      137,568
        Warrants issued for debt conversion
            or extension			    397,846    2,572,899
        Changes in operating assets and
        liabilities

            Inventory                               (54,435)    (89,182)
            Accounts receivable - trade             243,269     (10,163)
            Prepaid expenses and other               66,146     (23,709)
            Accounts payable and accrued expenses   274,430      247,784
            Deferred salaries                       281,056      273,806
                                                   ----------    --------
 Net cash flows from operating activities           (29,505)    (300,379)
                                                  ---------    ---------


See accompanying notes to financial statements

                                  NOFIRE TECHNOLOGIES, INC.
                                  STATEMENTS OF CASH FLOWS


                                                For the Nine Months
                                                 May 31,     May 31,
                                                  2008        2007
                                               ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
             Security deposits                         -         (350)
                                                  ----------   --------
Net cash flows from investing activities               -         (350)
                                                  ----------    ------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock,
     net of related expenses                       234,509      413,017
   Payments on short  term loans                                (74,480)
   Payments on advances from stockholders         (116,039)     (38,000)
   Repayment of convertible debenture             (165,000)       -
   Net proceeds from short term loans               46,846        -
                                                 ----------   ----------
Net cash flows from financing activities               316      300,537
                                                 ----------  ----------
NET CHANGE IN CASH                                 (29,189)        (192)

CASH AT BEGINNING OF PERIOD                         31,416       18,107
                                                ----------    ----------
CASH AT END OF PERIOD                             $  2,227     $ 17,915
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)                    (49,164)       (36,493)
                                               ========       =========

Interest paid                                  $ 194,854      $ 41,709
                                              ==========      ==========

Conversion of related party debt to
Convertible 8% debenture                       $   -         $ 126,000
                                              ===========     ==========

Common stock issued for debt conversion        $   -         $  53,550
                                              ============   ===========







See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2008
NOTE 1 - Basis of Presentation:

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


Equity Based Compensation- Effective September 1, 2006, the Company adopted provisions of SFAS 123R for recording equity based compensation.


The equity-based employee compensation expense has been determined by using the weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. The Company has granted warrants to purchase common stock to employees and consultants during the period ended May 31,2008 in the amount of $ 194,353 and $ 137,568 for the period ended May 31, 2007. The warrants vested immediately upon issuance. Page 8


                          NOFIRE TECHNOLOGIES, INC
                        NOTES TO FINANCIAL STATEMENT
                               (Unaudited)
                               May 31, 2008

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               For the Nine Months ended
                                               May 31,2008   May 31, 2007
Risk free interest rate                          3.74%              4.54%

Expected life
Yrs                                               5                   5
Dividend rate                                    0.0%                0.0%
Expected volatility                          202% to 211%            200%



FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This
Statement defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements; the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, but not the Company, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, which for the Company, is the first quarter of fiscal 2009. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which, for the Company, is the first quarter of fiscal 2009. Management does not believe that the adoption of SFAS 159 will have a material impact on the financial statements of the Company once adopted.

We have reviewed all undisclosed new, but not yet adopted, accounting pronouncements and have determined that these new accounting pronouncements are not applicable, and will have no effect on the Company.
Page 9








                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                              May 31, 2008

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

Management believes that successful passing of stringent tests, obtaining various civil and government approvals, and actions it has undertaken to revise the Company's operating and marketing structure may provide it with the opportunity to generate revenues needed to realize profitable operations and to attract the necessary financing and/or capital for the payment of outstanding obligations.

NOTE 5 - Loans Payable:

During the quarter ended February 29,2008 the Company borrowed $105,000 from three individuals. The terms were 2% interest per month.

In conjunction with the above five year warrants were issued to purchase 45,000 shares of the Company?s common stock at $.25 to $.30. The warrants vested immediately.

During April 2008 $10,000 of the above debt was repaid.


NOTE 6- Equity Transactions:

Warrants were issued during the period as follows:
Name            Issue            Expire          Amount   Exercise Price

Investors (4)    September 07  September2012     41,613      $.60
Investors (2)    October   07  October  2012     24,551      $.60
Investors        November  07  November 2012     86,806      $.50
Investors (2)    December  07  December 2012     75,455      $.25 to $.40
Employees (5)    December  07  December 2012    500,000      $.30
Investor         January   08  January  2013     32,250      $.25
Directors (2)    March     08  March    2013    200,000      $.28
Employee         April     08  April    2013      5,000      $.34
Creditors        April     08  April    2013  1,500,000      $.24 to $.34


During the nine months ended May 31,2008 the Company sold to accredited investors 238,409 shares of the Company's common stock for $74,302. In conjunction, the Company issued five-year warrants to purchase 106,705 shares of the Company?s common stock at an exercise price of $.25 to $.40 per share.

The Company issued 25,000 shares of unregistered common stock for the exercise of warrants. The warrants were originally issued to an employee and were about to expire.
Page 10

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                              May 31, 2008

Note 7  Manufacturing Agreement:

In March 2008, the Company entered into a Manufacturing Agreement, with a Singapore based company. This Manufacturing Agreement has several financial components which require payments over a period time within a year. These payments are for a 10 year license fee of $18,200, consultancy work totaling $57,995 and prepaid material for product development. The license fee portion and $7,800 of prepaid material was paid already and will be amortized over the term of the agreement ratably. Once the Singapore company begins manufacturing the Nofire products, the Singapore company will be obligated to pay a 2% royalty on Nofire product sales.

In addition to the above the Company will generate additional profit from the sale of propriety chemicals?to the licensee. These chemicals are necessary in the manufacture of the product.


NOTE 8- Subsequent Events:

On June 10, 2008 the Company borrowed $10,000 from an accredited investor.
The note is due on December 12, 2008 and has an interest rate of 2% per month. An officer pledged personal stock holdings as collateral.

In conjunction with the above, the Company issued five-year warrants to purchase 8000 shares of the Company's common stock at an exercise price of $.31 per share.

During June an officer loaned the Company $47,500.

In June the Company issued 20,000 shares of unregistered common stock for the exercise of warrants. The warrants were about to expire.

Also in June the Company issued five-year warrants to purchase 25,000 shares of the Companys common stock at an exercise price of $.29 per share. These warrants were issued to an individual as a fee to forestall payment of a debt.


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

In general, the Company's products perform their intended uses well and are in a form that is safe and easy to use. The Company's most pressing need Page 11 continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of present products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated.

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

COMPARISON NINE MONTHS ENDED May 31, 2008 AND May 31, 2007
Sales of $434,705 for the nine months ended May 31, 2008 represented a decrease of 21.2% from the $551,692 for the comparable nine-month period of the prior year. Cost of goods sold during the same period decreased from $293,041 to $189,804 resulting in a gross profit of $257,829 compared to $258,051 in the prior year. Selling, general and administrative expenses for the nine months ended May 31, 2008 were $855,252, representing an increase of $657 from the $855,909 of the similar period of the prior year. Equity based compensation expense of $197,353 increased by $150,529 from the comparable period.

COMPARISON THREE MONTHS ENDED May 31, 2008 AND May 31, 2007
Sales of $127,334 for the three months ended May 31, 2008 represented an increase of 76.7% from the $72,080 for the comparable three-month period of the prior year. Cost of goods sold during the same period increased from $59,514 to $98,966 resulting in a gross profit of $28,368 compared to $12,566 in the prior year. Selling, general and administrative expenses for the three months ended May 31, 2008 were $364,482 representing an increase of $149,437 or 69.5% from the $215,045 of the similar period of the prior year. There was $46,834 recorded for equity based compensation expense during the three months ended May 31, 2007 and $194,353 for the current period.

During the periods ended May 31, 2008 and May 31, 2007 the Company realized approximately $49,164 and $36,493, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES
At May 31, 2008 the Company had a cash balance of $2,227.

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




Page 12
Item 3. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended May 31, 2008 the Company sold to accredited investors 518,378 shares of the Company's common stock for $ 228,494. In conjunction, the Company issued five-year warrants to purchase 106,705 shares of the Company's common stock at an exercise price of $.25 to $.40 per share.

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

Dated: July 11, 2008                 NoFire Technologies, Inc.

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