Form 10KSB
period 2008-08-31
NOFIRE TECHNOLOGIES INC
filed 2009-01-13
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2008
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________

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


Issuer's revenues for its fiscal year ended August 31, 2008  $ 722,469



Aggregate market value of the voting stock held by

non-affiliates as of November 15, 2008                  $1,581,955


Number of shares of common stock outstanding as of
November 15, 2008                                       40,273,465

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

Although the Company believes its patents are valid and enforceable, in the event of a challenge to their validity or an infringement of such patents, the Company's limited financial resources would restrict its ability to defend or enforce its rights under such patents in legal proceedings.

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

COMPETITION

There are many types of fire retardant products in general use today for many different applications. In addition to intumescent products, ablative, insulative and cementitious products are used, depending on the particular application, severity of fire retardant requirements, weight, space restrictions and cost. Competition for the NoFire products may include all of these types of fire retardants and will depend on the particular application targeted. Typically, each application has a product or fire retardant technique of choice, which is usually the least expensive fire protection that meets the necessary requirements. Among the Company's primary competitors (products) are: W.R. Grace & Co. (Monocote); Carboline Company (Pyrocrete, Pyrolite, Nullifire); U.S. Gypsum (gypsum board); Stanchem Manufacturing (Albiclad); A/D Fireproofing (A/D Firefilm); PPG Industries (PittChar); DuPont (Nextel); Textron, Inc. (Chartek); Minerals Technology, Inc. (Firex); Herbert Co. (Unitherm); and various wood coatings manufactured by Albi, American Vamag, 3M and DuPont. Such products have a competitive advantage over the NoFire products because they either have an established share of the market, are well publicized and recognized, and/or are manufactured by companies having far greater resources than the Company.

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

MAJOR CUSTOMERS

The Company s five largest customers during the most recent fiscal year represented 26.0%, 17.4%, 9.7%, 6.6% and 4.3% of total sales respectively. Sales to those customers are expected to be an important part of future revenues, and relations with them are good.

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

Product development is continuing in many different areas. New products have been approved and introduced into the market. Some of these products are S Barrier (structural steel fire protection), NoFire LP (lower price high performance), NOFIRE/SAFTEE arc and fireproof tape and OEM products.


Various NoFire products have been tested and certified by independent laboratories for various applications in the areas of: building materials and construction (ASTM E84-87, UL94, UL723, UL746C, ASTM E152 and UBC 8-
2); transportation (NFPA 417, FAR 25.855(c)); utilities (ASTM E814-88 and IEEE 383); nuclear power plants (NRC Generic Letter 86-10 Supplement 1); and high-speed ferries (IMO A.754 (18)). In maritime, naval and other government applications, products have been listed in the U.S. Navy s Qualified Product List (QPL), were accepted for listing by the General Service Administration for all U.S. Government applications, received type approval according to the International Maritime Organization, SOLAS codes by the U.S. Coast Guard and four of the world s major ship registries, and were approved by Det Norske Veritas for distribution in the European Community (EC). The Company also has state approvals from the states of California and Rhode Island and a MEA (Material Equipment Acceptance) from the City of New York.

The Company also conducts in-house fire and heat endurance tests exclusively for research and development and feasibility studies. These tests are used to develop applications and solutions to problems, but are not a substitute for tests by independent laboratories or government agencies that are generally required before the product can be sold for particular applications.

EMPLOYEES

As of December 07, 2008, the Company had eight employees, five of whom were full-time employees.

Item 2. DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space pursuant to a lease which expired August 31, 2008. Monthly rent payments for the year ended August 31, 2007 were approximately $12,733. Monthly rent payments for the year ended August 31, 2008 were approximately $13,171.

The Company is presently negotiating a new lease with the landlord.

Item 3. LEGAL PROCEEDINGS


A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved. Discovery is proceeding. The Company believes this lawsuit is without merit and intends to vigorously dispute the claim.

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


                     2007-2008             2006-2007
Quarter Ended      High      Low         High      Low
-------------      ----      ---         ----      ---
November 30      $0.55    $0.38          $0.23     $0.10
February 28      $0.27    $0.22          $1.37     $0.42
May 31           $0.51    $0.24          $0.95     $0.71
August 31        $0.40    $0.13          $1.00     $0.60




(b) HOLDERS: As of October 31, 2008 there were approximately 289 holders of record of the Company's outstanding Common Stock.

(c) DIVIDENDS: The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its operations. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

                  RECENT SALES OF UNREGISTERED SECURITIES
The following table sets forth information regarding sales or issuances of Company securities without registration under the Securities Act of 1933, as amended Securities Act) during the two years ended August 31, 2007 and August 31, 2008. All sales were made solely to accredited investors, without a broker, and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 under Regulation D.


                               Conversion
                                  Price
Date        Title     Number    Cash Price

 9/06       common    180,000     0.14
10/06       common    597,322     0.11-0.17
11/06       common    123,048     0.14-0.20
12/06       common    584,919     0.14-0.18
01/07       common    209,583     0.16-0.25
02/07       common    284,749     0.34
03/07       common    136,994     0.20-0.85
04/07       common     86,192     0.99-1.11
05/07       common    253,650     0.0875-0.50
07/07       common     41,667     0.60
08/07       common  1,078,250     0.60-0.80
09/07       common    126,077     0.60
10/07       common    179,862     0.50
11/07       common     30,000     0.55
12/07       common     60,000     0.40
1/08        common     62,500     0.25
2/08        common     90,909     0.235
6/08        common    272,500     0.202




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

Item 1 - Business of the Company. Marketing efforts to develop new applications and establish new customers were continued in fiscal 2008. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2008 and beyond.

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year Mr. Oolie advanced an additional $48,437 to the Company. The Company is accruing interest on the advance at the rate of 15% per annum.

During the fiscal year accredited investors purchased 519,348 shares of the Company s common stock for $228,259. In addition they received
259,674 five-year warrants exercisable at prices ranging from $0.25 to $0.60 per share. The warrants vested immediately. In addition another 291,185 shares were issued for the exercise of warrants which resulted in proceeds to the Company of $55,125.

During the year, the officers deferred an additional $518,014 of their salaries.

Also in fiscal 2008, $48,152 was obtained through an additional sale of a portion of the Company s New Jersey Operating Loss Carry Forward under a program sponsored by that state.

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

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2008 AND 2007

Sales of $722,469 represented a decrease of $282,245 or 28% from sales of $1,004,714 in the prior year.

The net loss of $1,741,544 for fiscal year 2008 was $2,100,381 less than the net loss of $3,841,925 in the prior year.

General and administrative expenses and research and development costs of $1,244,193 in fiscal year 2008 were $123,451, or 11%, more than the prior year.

The main components of the changes are as follows:


                               8/31/2008        8/31/2007    Difference


Material                      $  286,604          460,749     (174,145)
Testing                           66,756           47,299       19,457
Mfg O/H                           80,952           45,432       35,520
Rent                             159,420          152,794        6,626
Professional Fees                136,929          108,803       28,126
Insurance                         46,064           29,584       16,480
NJ Tax Refund                     48,152           38,255        9,897
Interest Expense                 748,560        3,153,684   (2,405,124)
Commissions                       31,366           19,633       11,733
Salaries management              526,023          513,152       12,871
Salaries administrative           64,326           74,380      (10,054)
Equity based compensation        194,353          139,021       55,332


During the fiscal years 2007 and 2008, the Company realized approximately $38,255 and $48,152 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the Company s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe that the Company s critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see note 1 to our financial statements.

Accounting for Income Taxes

As part of the process of preparing the Company s financial statements, the Company is required to estimate its income tax position. Management judgment is required in determining the provision of its deferred tax asset. The Company recorded a valuation for the full-deferred tax asset from its net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or the Company adjusts these estimates in future periods the Company may need to adjust such estimates to a going concern basis.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended August 31, 2008 and 2007. The Company lacks sufficient capital to pay its debts timely. Those conditions raise substantial doubt about the ability to continue as a going concern.
The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Accounting for Stock Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data are likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements.

Item 7. FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal years ended
August 31, 2008 and August 31, 2007, together with the report thereon by the Company's independent auditors, are set forth herein commencing on page F-1 of this Form 10-KSB and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the fiscal years ended August 31 2008 and August 31, 2007 there were no disagreements on any matter of accounting principles or practice s, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

ITEM 8A (T). CONTROLS AND PROCEDURES.

      (a)   Evaluation of Disclosure Controls and Procedures
 Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the Evaluation Date). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded processed, summarized and reported, within the time periods specified in the SEC s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

 Our management, including our president and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NoFire Technologies, Inc. will be detected.

       (b) Management's Report on Internal Control over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

      (c)   Changes in Internal Control over Financial Reporting
 There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:


Name                         Age        Position

Samuel Gottfried              62        Director, Chief
                                        Executive Officer,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Sam Oolie                     72        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer,
                                        Chief Financial Officer
                                        and Treasurer

Bernard J. Koster             75        Director

Gerald H. Litwin              66        Director

Alphonso Margino              70        Secretary





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

Bernard J. Koster
Mr. Koster has served as a Director of the Company since September 1993. Mr. Koster is an attorney and accountant and since January 1, 1993 has been of counsel to the law firm of Litwin & Tierman, P.A..


Gerald H. Litwin
Mr. Litwin has served as a Director of the Company since August 16, 1995. During the past eight years, Mr. Litwin, an attorney, has been a principal in the law firm of Litwin & Tierman, P.A., and previously was the principal of Gerald H. Litwin, P.A. Mr. Litwin's firms served as the Company's Counsel, and his current firm continues to provide certain legal services to the Company.

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


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. The Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2008, 2007, and 2006, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.









SUMMARY COMPENSATION TABLE

For the Years Ended August 31, 2008, 2007, and 2006


Name and               Year Ended  Salary    Salary     Options  All other
Principal Position     August 31   Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------

Samuel Gottfried          2008       None    $212,992
Chief Executive Officer   2007       None    $213,100
from January 1, 2003      2006       None    $221,184
and Chief Technical
Officer And Assistant
Treasurer from
August 1, 2003


Sam Oolie                 2008        None   $230,022
Chairman of the Board,    2007     $  None   $216,400
Chief Operating Officer   2006     $  None   $221,184
And Chief Executive Officer
until July 26, 1999, and
Chief Financial Officer
Since January 2, 2003



Alfonso Margino           2008      $  None   $75,000
Vice President            2007      $  None   $75,000
And Secretary since       2006      $ 3,750   $61,660
June 15, 1998





Note (1) Amounts shown as salary deferred are payable when revenues or financings permit payment as determined by the Board of Directors.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 15, 2008 the number of shares of Common Stock owned of record or beneficially by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.


Name and Address           Shares Beneficially      Approximate
Beneficial Owner            Owned including       Percent of Class
   (1)                          Warrants
----------------           -------------------      ------------------
Sam Oolie
NoFire Technologies, Inc.        19,784,127            34.4%
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried
NoFire Technologies, Inc.        15,700,123            29.0%
21 Industrial Avenue
Upper Saddle River, NJ  07458

Alphonso Margino
NoFire Technologies, Inc.         9,116,303            18.3%
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster
7 Old Smith Road                 1,317,652              2.9%
Tenafly, NJ  07670

Gerald H. Litwin
Two University Plaza             7,621,600              15.5%
Hackensack, NJ  07601

Lavin Holdings, LLC
483 Winthrop Road                8,354,632              19.3%
Teaneck, NJ 07666

Carole Salkind
18911 Collins Ave                8,140,436              15.9%
Sunny Isles Beach, FL. 33160

John Cavanna
2337 Lemoine Ave                 4,268,730               9.3%
Fort Lee, NJ 07024

Iroquois Capital Management LLC  6,000,000              12.1%
641 Lexington Ave
New York. NY 10022


All officers and directors      53,539,805              68.2%
as a group (five persons)





Note (1) As of November 15, 2008, there were 40,273,465 shares of Common Stock issued and outstanding. Percentage of class for all officers and directors as a group is computed on 78,510,583 shares which includes 38,234,954 warrants held by these individuals. Percentage of class for Lavin Holdings LLC, Carole Salkind, John Cavanna and Iroquois Capital Management LLC is computed on outstanding common stock in the amount of 40,273,790.


COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 5% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 5% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2008 the Company believes that no director or officer of the Company or beneficial owner of more than 5% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A. which provides certain legal services to the Company. At August 31, 2008, the Company was obligated to that firm in the amount of $448,575. Expenses in fiscal 2007 were $31,262 for legal services, and in fiscal 2008, $37,064 for legal services.

In April 2006 the Company borrowed $25,000 from a director of the Company. The note carries an interest rate of $500 per month . In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company?s common stock at an exercise price of$.20 per share.

 During the three fiscal years ended 2008, the officers deferred a total of $1,526,522 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $421,097 at August 31, 2008.


Item 13. EXHIBITS

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-KSB

1. FINANCIAL STATEMENTS


Index to Financial Statements                             F-1

Report of Independent Registered Public Accounting Firm
Sherb & Co., LLP.                                         F-2

Financial Statements:

  Balance Sheet as of August 31, 2008                     F-3

  Statements of Operations for the years
         ended August 31, 2008 and 2007                   F-4

 Statements of Changes in Stockholders' Equity
    (Deficiency) for the years ended August 31,2008
     and 2007                                             F-5





Statements of Cash Flows for the Years

      Ended August 31, 2008 and 2007                      F-6

      Notes to Financial Statements                       F-7 to F-15

2.  EXHIBITS                                              none



2. Certification of Financial Information Exhibits 31.1 31.2

3. Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended August 31, 2008 and 2007 for professional services rendered by the Company s principal accountants for the audits of its annual financial statements and the review of its financial statements included in our quarterly reports on Form 10QSB were approximately $36,500 and $25,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended August 31, 2008 and 2007 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of the Company s financial statements, specifically accounting research was $0 for each year.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended August 2008 and 2007 for tax related or other services rendered by the Company s principal accountants in connection with the preparation of its federal and state income tax returns was $3,000 and $-0-, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

We did not have any non-audit services provided by our principal accountants during fiscal 2008 or 2007.


SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                NOFIRE TECHNOLOGIES, INC.



Date: January  13, 2009                  By: /s/ Sam Gottfried
                                       ------------------------
                                          Sam Gottfried,
                                        Chief Executive Officer



Date: January 13, 2009                 By: /s/ Sam Oolie
                                        ------------------------
                                           Sam Oolie
                                        Chief Financial Officer




In accordance with the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                January 13, 2009
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               January 13, 2009
Bernard J. Koster, Director


/s/ Gerald H. Litwin
-----------------------------               January 13, 2009
Gerald H. Litwin, Director


/s/ Sam Oolie
-----------------------------               January 13, 2009
Sam Oolie, Director







INDEX TO FINANCIAL STATEMENTS


                                                               Page
                                                              ------
Report of Independent Registered Public Accounting Firm
Sherb & Co, LLP                                               F-2

Financial Statements:

     Balance sheet at August 31, 2008                         F-3

     Statements of operations for the years ended
      August 31, 2008 and 2007                                F-4

     Statements of changes in stockholders' equity
      (deficiency) for years ended August 31, 2008
       and 2007                                               F-5


     Statements of cash flows for the years ended
      August 31, 2008 and 2007                                F-6

     Notes to financial statements                            F-7 to F-15



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Directors
NoFire Technologies, Inc.
Upper Saddle River, New Jersey

We have audited the accompanying balance sheet of NoFire Technologies, Inc. as of August 31, 2008, and the related statements of operations, stockholders equity (deficiency) and cash flows for each of the years ended
August 31, 2008 and 2007. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. as of August 31, 2008, and the results of its operations and its cash flows for each of the years ended August 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $1.7 million and $3.8 million for each of the years ended August 31, 2008 and 2007, and has a substantial working capital deficiency as of August 31, 2008. These factors raise substantial doubt concerning the Company?s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants


      New York, New York
      December 23, 2008


NOFIRE TECHNOLOGIES, INC
BALANCE SHEET
ASSETS
August 31, 2008

CURRENT ASSETS:

   Cash                                        $     2,334
   Accounts receivable ? trade, net                 83,451
   Inventories                                     203,068
   Prepaid expenses and other current assets        22,419
                                                -----------
      Total Current Assets                         311,272



  OTHER ASSETS:
   Security deposits                                37,065
                                                  ---------
                                                  $348,337
                                                 ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

   Settled liabilities                             $   378,031
   Accounts payable and accrued expenses             1,610,733
   Loans and advances payable to stockholders          247,874
   Deferred salaries                                 2,449,900
   Loans payable                                       408,583
   Convertible debenture 8%                            595,928
                                                    ----------
      Total Current Liabilities                      5,691,049



LONG TERM LIABILITIES:  Deferred Revenue-licenses           12,550


STOCKHOLDERS' EQUITY (DEFICIENCY):

Common stock $.01 par value:
Authorized -150,000,000 shares
  issued, and outstanding-40,273,465              402,735
Capital in excess of par value                 18,778,156
Stock subscriptions receivable                    (13,250)
Accumulated Deficit                           (24,522,904)
                                               ----------
   Total Stockholders' Equity (Deficiency)     (5,355,263)
                                                ----------
                                              $   348,337
                                                =========

See accompanying notes to financial statements
F-3





NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                    Year Ended August 31,
                                      2008        2007
                                 ----------     ----------
Sales:
   Sales of product              $  610,932     $ 838,530
   Royalty revenues                 111,537       166,184
                                 ------------------------
NET SALES                           722,469     1,004,714
                                 ----------     ----------
COSTS AND EXPENSES:
   Cost of sales                    297,245       460,749
   Research and development costs    66,757        47,299
   General and administrative
   (includes equity based
   compensation of $194,353
   and $136,337, respectively)    1,371,789     1,209,780
                                  ----------    ----------
                                  1,735,791     1,717,828
                                 ---------     ----------
LOSS FROM OPERATIONS             (1,013,322)     (713,114)
                                 ----------     ----------
OTHER EXPENSES (INCOME):
   Interest expense (includes equity
   based portion $419,016 and
   $2,835,734, respectively)        755,930     3,153,684
   Other income                      (6,920)        0
                                   --------       --------
                                    749,010     3,153,684
LOSS BEFORE INCOME TAXES         (1,762,332)   (3,866,798)
INCOME TAX BENEFIT                   20,788        24,873
                                 ----------      --------
NET LOSS                       $ (1,741,544)  $(3,841,925)
                                 ==========     =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC AND DILUTED    39,885,615     37,533,174
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $    (.04)  $      (.10)
                                 ==========     ==========



See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIENCY)


                                      Common Stock       Capital
                                 Number of               in Excess    Accumulated  Stock Subscriptions  Total
                                   Shares      Amount   of Par Value    (Deficit)     Receivable    Stockholders
                                                                                                     (Deficit)
                                                                                                       Equity

BALANCES, August 31, 2006          35,806,621   $ 358,066   $13,923,791  $(18,939,435)            $(4,657,578)

Issuance of warrants with debt
-related party                                                 139,908                                139,908
Equities issued with debt/beneficial
Conversion rights                                            2,572,899                              2.572,899
Sale of stock                       2,559,275       25,593     756,810                               782,403
Exercise of warrants                  867,400        8,674     346,126                               354,800
Equity issued for services            149,636        1,496     137,525                               139,021
Net loss                                                                  (3,841,925)             (3,841,925)
                                  ------------------------------------ ---------------- ---------- ------------
Balance as of August 31,2007       39,382,932      393,830  17,877,058   (22,781,360)              (4,510,472)

Equities issued with debt/beneficial
Conversion rights                      30,000          300      418,716                               419,016
Sale of stock                         519,348        5,193      223,066                               228,259
Stock subscription                     50,000          500       12,750                  (13,250)       -
Exercise of warrants                  291,185        2,912       52,213                                55,125
Equities issued for services            0              0        194,353                               194,353
Net loss                                                                  (1,741,544)              (1,741,544)
                                   -----------   ---------  -----------  ------------- ----------- -----------
Balance as of August 31, 2008      40,273,465     402,735    18,778,156  (24,522,904)    (13,250)  (5,355,263)
                                   ==========    =========  ===========  ============  =========== ===========


See accompanying notes to financial statements



























NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

                                               Year Ended August 31,
                                                2008         2007
                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (1,741,544 )$(3,841,925)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Depreciation and amortization                 0            1,086
     Amortization of unearned compensation
     and debt discount                             0          120,243
     Equities issued as interest and beneficial
     conversion features on current and past
     due loans payable                          419,016     2,712,807
     Equities issued for consulting services    194,353       139,021
     Accounts receivable - trade                217,835      (296,875)
     Inventories                               (105,284)      (30,381)
     Prepaid expenses and other current          72,423      (94,842)
     Accounts payable and accrued
     expenses                                   247,504       210,818
     Deferred revenue                            12,550          0
     Deferred salaries                          369,397       205,285
                                             ----------     ----------
 Net cash flows used by
     operating activities                     (313,750)      (874,763)
                                             ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Security deposits                             0          (351)
                                             -----------   -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES           0          (351)
                                            ------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common
   stock and exercise of warrants,
   net of related expenses                     283,384    1,137,203
 Payments on short term loans                 (165,000)     (98,680)
 Net proceeds from short-term loans            117,848      126,000
 Loans and advances received from
   stockholders                                 48,436     (276,100)
                                             ----------   ----------
            Net cash flows from
             financing activities              284,668      888,423
                                            ----------     ----------
NET INCREASE (DECREASE) IN CASH                (29,082)      13,309

CASH AT BEGINNING OF YEAR                       31,416       18,107
                                            ----------     ----------
CASH AT END OF YEAR                         $    2,334     $ 31,416
                                            ==========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $  127,824      $  57,066
                                            ==========     ==========
  Income taxes paid (benefit)              $  (20,788)     $( 24,873)
                                            ==========     ==========

  Equity issued in exchange
    for services                            $ 194,353      $  139,021
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

Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $ 0 and $1,086 for the years ended August 31, 2008 and 2007, respectively.

Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation, equity based transactions and net operating loss carry forwards.

Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2008:

Cash Concentrations - The Company maintains a cash balance with a financial institution, which at some times may exceed federally, insured limits.


  NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

Accounts Receivable - The Company grants unsecured credit to many of its customers with six customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited.

Revenue Recognition- Revenue for product sales are recognized when there is evidence of an arrangement, the amount is fixed and determinable, and collectibility is probable. Company s products are shipped. Revenues from royalty sales are recognized once such royalties are deemed earned and collectible.

Cost of Sales - Cost of sales includes the following costs: material costs, freight in, direct labor and packaging costs. Indirect costs of sales include selling, general and administrative costs for the years ended
August 31, 2008 and 2007 they are as follows: shipping and receiving labor of $22,135 and $8,343, and shipping costs of $24,938 and $10,296, respectively.

Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were approximately $8,659 and $9,535 for the years ended August 31, 2008 and August 31, 2007, respectively.

Research and Development Costs- Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of 62,591,244 and 60,556,794 warrants outstanding is not included for fiscal 2008 and 2007 respectively since it would be anti-dilutive.

Equity based compensation -

Effective September 1, 2006, the Company adopted provisions of SFAS 123R for recording equity based compensation.

The weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. The Company has granted warrants to purchase common stock to employees in the years ended
August 31, 2007, and August 31, 2008 which have been recorded as an expense in the amount of $86,171 and $194,353, respectively, as such warrants vested immediately upon issuance.


In accordance with SFAS 123, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                    For the year ended August 31,
                                     2008         2007

Risk free interest rate               3.10 %       4.74 %
Expected life                         4.75 yrs     4.75 yrs
Dividend rate                        0.00 %         0.0%
Expected volatility                    211%         112%



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

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, ?The Fair Value Option for Financial Assets and Financial Liabilities ? Including an Amendment of FASB Statement No. 115? (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for the Company is the first quarter of fiscal 2009. Management doesn?t believe that the adoption of SFAS 159 will have a material impact.

NOTE 2 - INVENTORIES:

Inventories, net of reserves, at August 31, 2008 consisted of the following:


Testing material   $  5,000
Raw material       $ 12,431
Finished goods      185,637
                   --------
                   $203,068
                   ========


NOTE 3 - SETTLED CLAIMS:

Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2008, settled liabilities payable totaled $378,031.

The Company is currently delinquent on its scheduled payments to certain Creditors that were due September 27, 1996 through 1999 in the gross amount of approximately $378,031. The Company does not have funds available for repayment and without additional sales, capital or financing, payments cannot be made.
F-09
NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:


Legal fees                      $ 396,089
Commissions                        67,357
Interest                          562,976
Payroll and payroll taxes         114,222
Accounts payable                  330,164
Other                             139,925
                               ----------
                             $  1,610,733
                                =========



NOTE 5   RELATED PARTY TRANSACTIONS

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A., which provides certain legal services to the Company. At August 31, 2008, the Company was obligated to that firm in the amount of $385,156. Expenses in fiscal 2008 were $37,064 for legal services, and in fiscal 2007, $ 31,262.
In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman P.A) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.

During the three fiscal years ended 2008, the officers deferred a total of $1,526,542 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $421,097 at August 31, 2008.

During 2008 Mr.Oolie advanced the Company $48,437.

These advances are due on demand and bear interest at 15% per annum.

NOTE 6 CONVERTIBLE DEBENTURES AND OTHER DEBT:

In September 2005 an accredited investor loaned the Company $100,000 at 15% interest. The note was due in one year and is collateralized by 2,000,000 shares of the Company s common stock to be held in escrow. An officer of the Company also guaranteed the debt. In October 2006 the Company paid $40,000 of principal and interest to October 25, 2006 on the entire amount. As of August 31, 2008, a portion of this amount is still due.


In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock

In April 2006 the Company borrowed $25,000 from a director of the Company. The note carries an interest rate of $500 per month. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company s common stock at an exercise price of $.20 per share.

As of December 15, 2008 the above amounts are still unpaid.






NOTES TO NOFIRE TECHNOLOGIES, INC.
FINANCIAL STATEMENTS

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

In February 2007 the Company and its lender extended the maturity date of the 10% Convertible Debenture in the amount of $165,000 to April 2007.
In conjunction with the above the Company issued 2,000,000 five-year warrants exercisable into the Company?s common stock at the rate of $0.10 per share. The Company recorded an expense of $1,050,192 for this extension fee.
On April 8, 2007, the Company and its lender extended the maturity date of the 10% Convertible Debenture in the amount of $165,000, to August 7, 2007. The Company issued warrants to purchase 1,000,000 shares of common stock with a term of five years at an exercise price of $0.10 per share and 1,000,000 shares of common stock with a term of five years at an exercise price of $0.20. The warrants contain a repricing provision should shares be issued at less than $0.10 during the term of the warrant. A cashless exercise provision and certain provisions similar to the holders of common stock for other equity related transactions are also provided. The market price of the Company?s stock at the extension date was $0.45, hence the fair market value of such warrants, $888,808, was expensed as an extension fee during the quarter ended May 31, 2007.

The chairman of the board pledged his stock holdings in the Company, and the Company has pledged all of its assets, to secure the above Debenture (See
Note 7).

In September 2007 the Debenture with accrued interest was repaid in full.

During the quarter ended February 29, 2008 the Company borrowed $105,000 from three individuals all due by July 2008. The terms were 2% interest per month.

In conjunction with the above five year warrants were issued to purchase 45,000 shares of the Company?s common stock at $.25 to $.30. These warrants are valued at $12,294 and expensed in fiscal 2008. The warrants vested immediately.

During June 2008 the Company borrowed $10,000 from an individual.
The chairman of the board pledged his stock holdings in an unrelated company to secure the debt. The note carries a 2% per month interest charge and is due in January 2009.

In conjunction with the above, the Company issued 8,000 warrants to purchase the Company?s common stock at $.36 per share. These warrants are valued at $2,819 and expensed in fiscal 2008. The warrants vested immediately.

During July of 2008 the Company borrowed $15,000 from an individual.
The chairman of the board has pledged his stock holdings in an unrelated company to secure the debt. The note carries a 2% per month interest charge and is due in September 2008.

During August 2008 the Company borrowed $50,000 from an individual. The terms were 2% interest per month, due May 31, 2009.
F-11



NOTES TO NOFIRE TECHNOLOGIES, INC.
FINANCIAL STATEMENTS
In conjunction with the above five year warrants were issued to purchase 30,000 shares of the Company?s common stock at $0.30 per share. These warrants are valued at $8,927 and expensed in fiscal 2008 The warrants vested immediately.

Also during August 2008 an individual converted $14,000 of his loan into 50,000 shares of the Company?s common stock at $.28 per share.

Note 7? Manufacturing Agreement:

In March 2008, the Company entered into a Manufacturing Agreement, with a Singapore based company. This Manufacturing Agreement has several financial components which require payments over a period of time within a year. These payments are for a 10 year license fee of $18,200, consultancy work totaling $57,995 and prepaid material for product development. The license fee portion and $7,800 of prepaid material were paid already and will be amortized over the term of the agreement ratably. Once the Singapore company begins manufacturing the Nofire products, the Singapore company will be obligated to pay a 2% royalty on Nofire product sales.

In addition to the above the Company will generate additional profit from the sale of propriety chemicals?to the licensee. These chemicals are necessary in the manufacture of the product.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:
Lease - The Company's lease of its facility expired on August 31, 2008 with a total annual lease commitment of $153,500 for the year ended August 31, 2008.

At present the Company is negotiating a new lease.
Rent expense, inclusive of taxes and insurance, was approximately $159,420 and $152,794 for the years ended August 31, 2008 and 2007, respectively.

In conjunction with a $100,000 loan made in September 2005, a lien was placed on two temporary patents as collateral for the loan.

As of December 2008, the balance due was approximately $7,000.

A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved. Discovery is proceeding. The Company believes this lawsuit is without merit and intends to vigorously dispute the claim.

NOTE 9- SOURCES OF SUPPLY:
Several components of the Company s products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company s products could be interrupted.

Note 10 ? INCOME TAXES
No provision for current and deferred income taxes is required for the years ended August 31, 2008 and 2007.

The following is a reconciliation of income tax benefits computed at the 34% statutory rate to the provision for income taxes:





NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS



                                    2008           2007
                                 ---------      ---------
Tax at statutory rate          $   592,000     $ 1,306,000
Permanent and other items         (209,000)     (1,011,000)
Temporary timing differences     ( 125,000)       (131,000)
State income tax, net of federal
  income tax benefit                 7,000          12,000
Valuation allowance               (265,000)       (176,000)
                                 ---------      ---------
                                 $   -          $    -
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

The Company has determined that the annual limitation under Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $1,856,000, to be approximately $150,000 per year expiring through 2010. Subsequent to the date of the Plan, the Company has generated approximately $10,474,000 in net operating losses, which expire through 2027.

The significant components of the Companys net deferred tax asset are summarized as follows:

                                         August 31,
                                   ------------------------
                                            2008
                                         ----------
Net operating loss carry forwards        $ 4,192,000
                                         ----------
Valuation allowance                       (4,192,000)
                                         ----------
                                         $    -
                                         ===========


A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Companys prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2008 and 2007.

At August 31, 2008, the Company has federal and state net operating loss carry forwards for financial reporting and income tax purposes of approximately $12,331,000, which can be used to offset current and future taxable income through the year 2028.

During each of the fiscal years 2007 and 2006, the Company sold a portion of its state net operating loss carry forwards realizing approximately
$20,788 and $38,255, respectively. The Company has not yet sold its net operating loss carry forward for the fiscal year ended August 31, 2008.

NOTE 11 - MAJOR CUSTOMERS:
Sales to five customers represented 26%,17.4%, 9.7% 6.6% and 4.3% of net sales for the year ended August 31, 2008. Sales to four customers represented 29% 14% 11% and 10.0% of net sales for the year ended August 31, 2007.
F-13

NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENT

NOTE 12   WARRANTS AND COMMON STOCK:

For the years ended August 31, 2008 and 2007, a summary of the status of warrants were as follows:

                                      2008                    2007
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year   60,556,794   0.16     54,289,824   $0.17
Granted                           2,622,674   0.28      7,915,108    0.17

Exercised                          (347,500)  0.21      (867,400)    0.41
Cancelled/ forgiven                    -       -            -         -
Expired                            (240,724)  0.25       (780,738)   0.82
                               ----------    -----      ----------  -----
Outstanding, end of year         62,591,244   0.16      60,556,794    0.16
                               ==========    =====      ==========  =====
Exercisable, end of year         62,591,244   0.16      60,556,794    0.16
                               ============  =====    ==========    =====


The following table summarizes warrant data as of August 31, 2008:

                                            Outstanding and exercisable
                         Number of        Weighted-       Weighted    Number
                        Outstanding    average remaining   average exercisable
                                            life in        exercise
                                             years         price
                       ------------   ------------------ ----------- -
Range of exercise prices:
$.01-$.15               48,050,449           3.64            0.13    48,050,449
$.16-$.50               14,290,885           2.92            0.24    14,290,885
$.51-$.99                  203,113           3.64            0.43       203,113
$1.00 or more               46,797           3.62            1.10        46,797
                         ------------                                -----------

                        62,591,244                                   62,591,244

Information, at date of issuance, regarding warrant grants during the year ended August 31, 2008:

                                      Shares       Weighted        Weighted
                                                   average         average
                                                   exercise        fair
                                                   price           value
                                   ------------   ------------   ---------
Exercise price exceeds
market price
Exercise price equals
market price                        2,622,675      $0.28          $0.26


Exercise price is less
than market price




F-14
                               NOFIRE TECHNOLOGIES, INC
                             NOTES TO FINANCIAL STATEMENT



The weighted average grant date fair value of warrants granted during the year ended August 31, 2008 was $ 0.23. Warrants had been exercised by holders during the year ended August 31, 2008 in the amount of 347,500 with proceeds of $55,125.

During fiscal year ended August 31, 2008 the following equity transactions occurred:

   The Company sold 519,348 shares of common stock and issued 259,674 five year warrants with exercise prices ranging from $0.25 to $0.60 per share for $228,259, which was the then trading prices of the common stock on each respective sale date.

The Company issued 1,658,000 warrants and 30,000 shares of common stock to unrelated parties for the inducement of debt extensions and the lending of additional monies during the year. These warrants have exercise prices ranging from $0.24 to $0.39 per share and expire in five years. The Company recorded $419,016 for the beneficial conversion rights and warrants issued in connection with such debt extended.

The Company issued another 705,000 warrants for services rendered during the year by consultants and its employees which such warrants and shares have been fairly valued at $194,353, which has been expensed. These warrants have a five-year term with exercise prices ranging from $0.28 to $0.34 per share. The exercise prices were the then trading prices of the common stock at each respective issue date.

All warrants vested immediately.


NOTE 13 - SUBSEQUENT EVENTS:

In October 2008 the Company received royalties from foreign sources of $57,731 covering amounts due through June 30, 2008.

The Company repaid an officer $59,000 of loans he had made to the Company.













F-15





9
-  -





15


27