Form 10-Q
period 2008-11-30
NOFIRE TECHNOLOGIES INC
filed 2009-01-20
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ___Accelerated Filer___ Smaller Reporting Company [X} Non Accelerated Filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X}



State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 40,273,465 shares of Common Stock as of January 15, 2009.






Page 1






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-Q

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of November 30, 2008(unaudited)
         and August 31, 2008                                  3

         Statements of Operations for the Three Months
         ended November 30, 2008 and 2007 (unaudited)         5

         Statements of Cash Flows for the
         Three Months ended November 30, 2008 and 2007
        (unaudited)                                           6

         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.   Quantitative and Qualitative Disclosures about
         Market Risk                                         12

Item 4(t).  Controls and Procedures                          12


Part II - OTHER INFORMATION

Item 1.   Legal Proceeding                                   13

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                    13

Item 6.  Exhibits                                            13

         Signatures                                          13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2


















              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                              November 30, August 31,
                                                  2008         2008
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                        $    919     $  2,334
    Accounts receivable - trade                   47,640       83,451
    Inventories                                   95,395      203,068
    Prepaid expenses and other current assets     41,521       22,419
                                               ---------    ----------
    Total Current Assets                         185,475      311,272
                                               ---------    ----------

OTHER ASSETS:
      Security deposits                           37,065       37,065

                                              ----------     ---------
                                               $ 222,540     $348,337
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    November 30,   August 31,
                                                        2008        2008
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            1,724,304      1,610,733
    Loans and advances payable to
      stock holders                                    209,530        247,874
    Deferred salaries                                2,543,444      2,449,900
    Loans payable                                      404,583        408,583
    Convertible Debentures 8%                          595,928        595,928
    Debt discount                                     (266,086)          -
                                                    ----------      ---------
    Total Current Liabilities                        5,589,734      5,691,049
                                                     ----------      ---------

LONG TERM LIABILITY
    Deferred revenue-licences                           12,223         12,550


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 40,273,465
      shares at November 30, 2008 and
      August 31, 2008                                  402,735        402,735
      Capital in excess of par value                19,072,919     18,778,157
      Stock subscription receivable                    (13,250)       (13,250)
      Accumulated Deficit                          (24,841,821)   (24,522,904)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (5,379,417)    (5,355,262)
                                                    ----------     ----------
                                                    $  222,540      $  348,337
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Three Months
                                          Ended November 30,
                                           2008       2007
                                       ----------   ------
                                             (UNAUDITED)
SALES
    Sales Product                     $  179,446   $  83,842
    Licenses                               75,335        -
                                       ----------   ---------

NET SALES                                 254,781      83,842
                                       ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                         187,668      30,596
    General and administrative            277,833     282,010
    Testing                                12,017      15,418
                                       ----------   ----------
                                          477,518     328,024
                                       ----------   ---------
LOSS FROM OPERATIONS                     (222,737)   (244,182)
                                       ----------   ----------
OTHER EXPENSES:
    Interest expense including
    $28,676 and $16,500 of equity
    based interest expense for the
    three months ended November 2008
    and 2007 respectively                 117,652      81,831
    Interest income                           (18)        -

                                       ----------   ----------
TOTAL OTHER EXPENSES                      117,634      81,831
                                       -----------  ----------

LOSS BEFORE INCOME TAXES                 (340,371)   (326,013)

INCOME TAX BENEFIT                         21,453      48,152
                                       ----------   ----------
NET LOSS                               $ (318,918) $ (277,861)
                                       ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                           40,273,465  39,616,185
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (.01)    $ (0.01)
                                       ==========   ==========







See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Three Months
                                                   Ended November 30,
                                                    2008       2007
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (318,918)   (277,861)
   Adjustments to reconcile net loss to
        cash flows from operating activities:
        Amortization of interest expense for
        discount on note payable                     28,676       -
        Amortization of deferred revenue               (327)
        Equities issued as interest and beneficial
        conversion features on current and past
        due loans payable                                       16,500
        Changes in operating assets and liabilities

             Inventory                              107,673    (43,258)
             Accounts receivable                     35,811    288,708
             Prepaid and other expenses             (19,102)    77,450
             Receivable for sale of state
               tax loss                                        (48,152)
             Accounts payable and accrued expenses  113,571    (41,370)
             Deferred salaries                       93,544     74,040

                                                ----------    ---------
 Net cash flows from operating activities           40,928      46,052
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Three Months
                                                 Ended November 30,
                                                     2008          2007
                                                 ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
                                                  ----------   --------
Net cash flows from investment activities               -          -
                                                  ----------   ---------

CADH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock
     net of related expenses                           -        166,208
   Proceeds on advances from stockholders              -       (59,000)
   Repayment of short-term loans                    (4,000)   (165,000)
   Loans and advances paid to stockholders         (38,343)       -
                                                 ----------   ----------
Net cash flows from financing activities           (42,343)    (57,792)
                                                 ----------   ----------
NET CHANGE IN CASH                                  (1,415)    (11,735)

CASH AT BEGINNING OF PERIOD                          2,334      31,416
                                                ----------    ----------
CASH AT END OF PERIOD
                                              $        919   $  19,681
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                  $  29,490    $    29,369
                                              ==========      ==========

Income taxes paid (received)                  $  (21,453)    $   (48,152)
                                               ===========   ===========








See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2008
NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-KSB for the year ended August 31, 2008 (the "10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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


     Equity Based Compensation- Effective September 1, 2006, the Company adopted provisions of SFAS 123R for recording equity based compensation.

The weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. There was $28,676 and $16,500 of expense recorded for the quarters ended November 30, 2008 and November 30, 2007, respectively.

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
November 30, 2008


In accordance with SFAS 123, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the Three Months ended November 30,
                                                2008               2009

Risk free interest rate                          2.76%              4.76%
Expected life
Yrs                                              4.5                4.5
Dividend rate                                    0.0                0.0%
Expected volatility                              211%               110%


New Accounting Pronouncements We have reviewed the issued but not yet effective accounting pronouncements have deemed such accounting pronouncements not to be relevant or the adoption of such accounting pronouncements once effective will not have a material effective on the Company s financial statements

NOTE 4 - Management's Actions to Overcome Operating and Liquidity
Problems:

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

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2008



NOTE 5  Convertible Debentures And Other Debt:

On September 2, 2005 the Company borrowed from an accredited investor $100,000 at the interest rate of 15%. The note had a one-year maturity date.

In October 2006 the Company paid $40,000 toward that debt plus accrued interest to the date of payment.


In December 2007 the Company paid an additional $48,152 of the debt using the proceeds of the sale of the New Jersey tax carry forward for the year 2007 for such payment.


In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock.



NOTE 6- Equity Transactions

Warrants were issued during the quarter as follows:
Name            Issue Date    Expiration Date Shares of Stock   Exercise Price

Investors (2)    October   08   October  2013    1,504,436         $.30
Investors (2)    November  08   November 2013      550,000        $.25-$.30


During the quarters ended November 30, 2007 and November 30, 2008 900,000 and 2,349,436 warrants to purchase shares of the Company s common stock expired.


NOTE 7- Subsequent Events


Warrants were issued in January 2009 as follows:


Name         Issue Date    Expiration Date  Shares of Stock      Price

Employees (5) January 09    January 14        561,000            $.10

                         NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2008



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

In general, the Company's products perform their intended uses well and are in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts to concentrate on sales of existing products. While new market opportunities frequently arise; the Company has opted to concentrate on targeting sales of present products rather than developing new products. Any new product opportunity will be pursued if it is viable.

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

COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007

Sales of $254,781 for the three months ended November 30, 2008 represented an increase of 206% from the $83,842 for the comparable three-month period of the prior year. Cost of goods sold during the same period increased from $30,596 to $187,668 resulting in a gross profit of $67,113 compared to $53,246 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2008 were $277.833, representing a decrease of $4,177 or 1.5% from the $282,010 for the similar period of the prior year.

During the quarters ended November 30, 2008and 2007 the Company realized approximately $21,453 and $48,152 , respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that State.

LIQUIDITY AND CAPITAL RESOURCES
At November 30, 2008 the Company had cash a balance of $ 919.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives For trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and as such are not subject to Material foreign currency exchange rate risk.


Item 4(t). CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved
Discovery is proceeding. The Company believes this lawsuit is without merit and intends to vigorously dispute the claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification

SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 20, 2009                NoFire Technologies, Inc.

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