Form 10-Q
period 2009-02-28
NOFIRE TECHNOLOGIES INC
filed 2009-04-20
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2009

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



State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 40,298,465 shares of Common Stock as of April 20, 2009.






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-Q

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of February 28, 2009(unaudited)
         and August 31, 2008                                  3

         Statements of Operations for the Six Months
         ended February 28, 2009 and February 29, 2008
        (unaudited)                                           5

         Statements of Cash Flows for the
         Six Months ended February 28, 2009 and February 29,
         2008 (unaudited)                                     6

         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.   Quantitative and Qualitative Disclosures about
         Market Risk                                         12

Item 4(t).  Controls and Procedures                          12


Part II - OTHER INFORMATION

Item 1.   Legal Proceeding                                   13

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                    13

Item 6.  Exhibits                                            13

         Signatures                                          13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                              February 28,  August 31,
                                                  2009         2008
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                        $    372     $  2,334
    Accounts receivable - trade                   22,634       83,451
    Inventories                                  130,304      203,068
    Prepaid expenses and other current assets     44,672       22,419
                                               ---------    ----------
    Total Current Assets                         197,982      311,272
                                               ---------    ----------

OTHER ASSETS:
      Security deposits                           37,239       37,065

                                              ----------     ---------
                                               $ 235,221     $348,337
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                   February 28,   August 31,
                                                        2009          2008
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            1,922,643      1,610,733
    Loans and advances payable to
      stock holders                                    188,730        247,874
    Deferred salaries                                2,645,949      2,449,900
    Loans payable                                      381,735        408,583
    Convertible Debentures 8%                          595,928        595,928
    Debt discount                                     (194,258)          -
                                                    ----------      ---------
    Total Current Liabilities                        5,918,758      5,691,049
                                                     ----------      ---------

LONG TERM LIABILITY
    Deferred revenue-licences                           11,896         12,550


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 40,298,465 and
      40,273,465 at February 28, 2009 and
      August 31, 2008  respectively.                   402,985        402,735
      Capital in excess of par value                19,141,918     18,778,157
      Stock subscription receivable                    (13,250)       (13,250)
      Accumulated Deficit                          (25,227,086)   (24,522,904)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (5,695,433)    (5,355,262)
                                                    ----------     ----------
                                                     $ 235,221      $ 348,337
                                                     ==========     ==========














See accompanying notes to financial statements


                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Six Months      For the Three Months
                                               Ended                     Ended
                                     February 28, February 29,  February 28, February 29,
                                           2009       2008        2009           2008
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)
SALES

    Product                            $ 421,353  $  226,123     $ 166,571    $ 227,599
    Licenses                                 -        85,064          -            -
    Research Fees                            -         9,111           -          8,857
                                        --------     ---------     ----------  ---------
NET SALES                                421,353      320,298       166,571      236,456
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                        247,791       90,838        60,122       60,242
    Research and development costs        22,684       29,814        10,666       14,396
    General and administrative (includes
    equity based compensation expense of
    $147,529 and $44,250 for the six
    months ended February 29, 2008 and
    February 28 2009 and $147,529 and
    $44,250 for the three months ended
    February 29, 2008 and February 28,
    2009)                                590,325      684,198       312,490      401,233
                                       ----------   ----------    -----------  ----------
                                         860,800      804,850       383,278      475,871
                                       ----------   ---------     -----------   ----------
LOSS FROM OPERATIONS                    (439,447)    (484,552)     (216,707)    (239,415)
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES:
    Interest expense (includes
    equity based interest expense of
    $28,794 and $100,503 for the six
    months ended February 29,2008 and
    February 28, 2009 and $12,294 and
    $71,827 for the three months ended
    February 29,2008 and February 28,
    2009)                                 286,187      182,036       168,556     100,206
                                        ----------   ----------    ------------  ---------
LOSS BEFORE INCOME TAXES                 (725,634)    (666,588)     (385,263)   (339,621)
DEFERRED INCOME TAX BENEFIT                21,453       48,100         -          -
                                       ----------   ----------    ------------- ----------
NET LOSS                                (704,181))    (618,488)     (385,263)   (339,621)
                                       ==========   ==========    ============= ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ?basic & diluted         40,281,798    39,742,045   40,285,965    39,874,043
                                       ==========   ==========   ============= ==========
BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $ (0.02)      $   (0.02)   $  (0.01)       (0.01)
                                       ==========   ==========   ============== =========





See accompanying notes to financial statements
      Page 5




                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the six Months
                                                       Ended
                                                February 28, February 29,
                                                    2009       2008
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $  (704,181)   (618,488)
   Adjustments to reconcile net loss to
        cash flows from operating activities:
        Equity issued in exchange for services       44,250     147,529
        Warrants issued in exchange for debt
        Extension                                      -         28,794
        Amortization of interest expense for
        Discount on notes payable                   100,503        -
        Changes in operating assets and liabilities
             Amortization of deferred revenue         (654)        -
             Inventory                                72,764   (58,274)
             Accounts receivable                      60,817   134,347
             Prepaid and other expenses              (22,253)   50,770

             Accounts payable and accrued expenses   311,910    78,204
             Deferred salaries                       221,049   181,017

                                                ----------    ---------
 Net cash flows from operating activities            84,205   (56,101)
                                                ----------    ---------


See accompanying notes to financial statements




NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                  For the six Months
                                                        Ended
                                                 February 28, February 29,
                                                     2009          2008
                                                 ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
   Security deposits                                  (174)        -
                                                  ----------   --------
Net cash flows from investment activities             (174)         -
                                                  ----------   ---------

CADH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock
     net of related expenses                           -       234,509
   Net proceeds (repayment of) short term loans    (26,848)     56,846
   Repayment of convertible debenture                 -       (165,000)
   Payments on advances from stockholders         (59,145)    (99,300)
                                                 ----------   ----------
Net cash flows from financing activities           (85,993)      27,055
                                                 ----------   ----------
NET CHANGE IN CASH                                  (1,962)     (29,046)

CASH AT BEGINNING OF PERIOD                          2,334       31,416
                                                ----------    ----------
CASH AT END OF PERIOD
                                              $        372       $2,370
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                  $ 49,380       $ 62,568
                                              ==========      ==========

Income taxes paid (received)                  $  (21,453)    $ (48,152)
                                               ===========   ===========








See accompanying notes to financial statements






                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            February 28, 2009
NOTE 1 - Basis of Presentation:

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

     Equity Based Compensation- Effective September 1, 2006, the Company adopted provisions of SFAS 123R for recording equity based compensation. Page 8
NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
February 28, 2009




The weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. There was $44,250 and $147,529 of expense recorded for the periods February 28, 2009 and February 29, 2008, respectively.


In accordance with SFAS 123, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                              For the Six Months ended
                                           February 28,         February 29,
                                                2009               2008

Risk free interest rate                          1.67 %           2.76%
Expected life
Yrs                                               4.5               4.5
Dividend rate                                     0.0               0.0%
Expected volatility                               234%              211%

New Accounting Pronouncements ? We have reviewed the issued but not yet effective accounting pronouncements and have deemed such accounting pronouncements not to be relevant or the adoption of such accounting pronouncements once effective will not have a material effect on the Company?s financial statements.

NOTE 4 - Management's Actions to Overcome Operating and Liquidity
Problems:

The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and/or obtaining additional financing. Without achieving these, there is substantial doubt about the Company?s ability to continue as a going concern.

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

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2009



NOTE 5 ?Other Debt:

On September 2, 2005 the Company borrowed from an accredited investor $100,000 at the interest rate of 15%. The note had a one-year maturity date.

In October 2006 the Company paid $40,000 toward that debt plus accrued interest to the date of payment.


In December 2007 the Company paid an additional $48,152 of the debt using the proceeds of the sale of the New Jersey, net operating loss carry forward for the year 2007 for such payment.

In December 2008 the Company paid an additional 21,355 of the debt using the proceeds of the sale of the New Jersey, net operating loss carry forward for the year 2008 for such payment.



In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company?s common stock.

As of April 2009, a balance of $6,500 is still due.

NOTE 6- Equity Transactions

Warrants were issued during the period as follows:
Name            Issue Date    Expiration Date Shares of Stock  Exercise Price

Investors (2)    October   08   October  2013    1,504,436         $.30
Investors (2)    November  08   November 2013      550,000        $.25-$.30
Employees (5)    January   09   January  2014      561,000         $.10

During the periods ended February 28 2009 and February 29, 2008, 970,000 and 2,349,436 warrants to purchase shares of the Company s common stock expired.


NOTE 7- Subsequent Events


 none

                         NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2009



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

COMPARISON SIX MONTHS ENDED February 28, 2009 AND February 29, 2008:
Sales of $421,353 for the six months ended February 28, 2009 represented an increase of 31.5% from the $320,298 for the comparable six-month period of the prior year. Cost of goods sold during the same period increased from $90,838 to $247,791 resulting in a gross profit of $173,562 compared to $229,460 in the prior year. Selling, general and administrative expenses for the six months ended February 28, 2009 were $590,325, representing a decrease of $93,873 or 13.7% from the $684,198 of the similar period of the prior year.

The main decrease during the period was $103,279 in equity based compensation.



COMPARISON THREE MONTHS ENDED February 28, 2009 and February 29, 2008:
Sales of $166,571 for the three months ended February 28, 2009 represented a decrease of 29.6% from the $236,456 for the comparable three-month period of the prior year. Cost of goods sold during the same period decreased from $60,242 to $60,122 resulting in a gross profit of $106,449 compared to $176,214 in the prior year. Selling, general and administrative expenses for the three months ended February 28, 2009 were $312,490 representing a decrease of $88,743 or 22.1% from the $401,233 of the similar period of the prior year.

During the periods ended February 28, 2009 and February 29, 2008, the Company realized approximately $21,453 and $48,152, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.


LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009 the Company had cash a balance of $ 372.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States and as a result are not subject to material foreign currency exchange rate risk.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2009 an officer of the Company converted 250,000 warrants into common stock of the Company.

The price was determined to be $.10 per share which calculated at $25,000. The manner of payment was a reduction of $25,000 from the accrued payroll due him.

Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification

SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 20, 2009                NoFire Technologies, Inc.

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