Form 10-Q
period 2009-05-31
NOFIRE TECHNOLOGIES INC
filed 2009-07-20
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31, 2009

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


State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 40,298,465 shares of Common Stock as of July 20, 2009.


Transitional Small Business Disclosure Format (check one):

                                 YES     NO X
                                    ---    ---




Page 1




                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-Q

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of May 31, 2009 (unaudited)
         and August 31, 2008                                  3

         Statements of Operations for the Nine Months and
         Three Months ended May 31, 2009 and May
         31, 2008 (unaudited)                                 5

         Statements of Cash Flows for the Nine Months ended
         May 31, 2009 and May 31, 2008(unaudited)             6


         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.  Controls and Procedures                             13


Part II - OTHER INFORMATION

Item 1.   Legal                                              13

2. Unregistered Sales of Equity Securities and
use of proceeds                                    13

     3.   None                                               13

Item 6.  Exhibits                                            13

         Signatures                                          13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2










              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                                 May 31,   August 31,
                                                  2009         2008
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS
    Cash                                      $  8,004       $  2,334
    Accounts receivable - trade                 43,920         83,451
    Inventories                                130,304        203,068
    Prepaid expenses and other current assets   27,915         22,419
                                               ---------    ----------
    Total Current Assets                       210,143        311,272
                                               ---------    ----------
OTHER ASSETS:
      Security deposits                         37,240         37,065

                                              ----------     ---------
                                             $ 247,383      $ 348,337
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




















NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                       May 31,    August 31,
                                                        2009         2008
                                                   -----------    ----------
                                                    (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031       $378,031
    Accounts payable and accrued expenses            2,044,654      1,610,733
    Loans and advances payable to stockholders         171,754        247,874
    Deferred salaries                                2,787,571      2,449,900
    Loans payable                                      453,390        408,583
    Convertible debentures 8%                          693,602        595,928
    Debt discount                                     (264,465)           -
                                                     ----------      ---------
    Total Current Liabilities                        6,264,537      5,691,049
                                                     ----------      ---------

LONG TERM LIABILITY:
    Deferred revenue -licences                          11,569         12,550
                                                     ----------       --------
-


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 40,298,465
      shares at May 31, 2009 and
      40,273,465 at August 31, 2008                    402,985        402,735
      Capital in excess of par value                19,286,975     18,778,157
      Stock receivable                                 (13,250)       (13,250)
      Accumulated Deficit                          (25,705,433)   (24,522,904)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (6,028,723)    (5,355,262)
                                                    ----------     ----------
                                                    $  247,383      $ 348,337
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Nine Months      For the Three Months
                                               Ended                     Ended
                                         May 31,    May 31,       May 31,      May 31,
                                           2009       2008        2009           2008
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)
SALES

    Product                            $ 648,114   $  434,705     $ 226,762    $ 123,517
    Licenses                                 -         12,928          -           3,817
                                          --------     ---------     ----------  ---------
NET SALES                                648,114      447,633       226,762      127,334
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
   Cost of sales                         362,960     189,804       115,169       98,966
   Research and development costs         35,818      50,699         13,133       20,846
   General and administrative (includes
   equity based compensation expense of
   $44,250 and $194,353 for the nine
   months ended  May 31, 2009 and 2008
   and$ -0- and $46,824 for the three
   months ended  May 31, 2009) and 2008 1,008,601   1,049,605        418,276       364,482
                                       ----------   ----------    -----------  ----------
                                        1,407,379   1.290,108        546,578       484,294
                                       ----------   ---------     -----------   ----------
LOSS FROM OPERATIONS                    (759,265)   (842,475)      (319,816)     (356,960)
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES:
   Interest expense (includes
   equity based interest expense of
   $175,352 and $397,846 for the nine
   months ended May 31, 2009 and 2008
   and $72,850 and $369,052 for the three
   months ended May 31,2009 and 2008)     445,371      638,858      159,184      456,721
                                        ----------   ----------    -----------  ---------
LOSS BEFORE INCOME TAXES               (1,204,636)  (1,481,333)    (479,000)    (813,681)
DEFERRED INCOME TAX BENEFIT                21,453       49,164         -          -
                                       ----------   ----------    -----------  ----------
NET LOSS                              $(1,183,183) $(1,432,169)   $(479,000)   $(813,681)
                                       ==========   ==========    ===========  ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING basic & diluted         40,285,965    39,936,235     40,298,464  40,000,965


  PER COMMON SHARE                     $ (0.03)      $ (0.04)       $ (0.01)      $(0.02)






See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the Nine Months
                                                        Ended
                                                    May 31,   May,31,
                                                    2009        2008
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $  (1,183,183)  $(1,432,169)
   Adjustments to reconcile net loss to
        net cash flows from operating activities:
        Depreciation and amortization                    -         -
        Amortization of interest expense for
        discount on note payable                    173,353        -
        Warrants issued in exchange for loans
        by officer                                     -           -
        Equity issued in exchange for services       44,250      194,352
        Warrants issued for debt conversion
         or extension				          -         397,846
         Amortization of deferred revenue               (981)        -
        Changes in operating assets and
        liabilities

            Inventory                                72,764     (54,435)
            Accounts receivable - trade              39,531     243,269
            Prepaid expenses and other               (5,496)     66,146
            Accounts payable and accrued expenses   339,214     274,430
            Deferred revenue                         70,311        -
            Deferred salaries                       362,670     281,056
                                                   ----------    --------
 Net cash flows from operating activities          (87,567)    (29,505)
                                                  ---------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Nine Months
                                                 May 31,     May 31,
                                                  2009        2008
                                               ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
             Security deposits                        (174)        -
                                                  ----------   --------
Net cash flows from investing activities              (174)         -
                                                  ----------    ------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock,
     net of related expenses                          -         234,509
   Payments on advances from stockholders             -        (116,039)
   Repayment of convertible debenture                 -        (165,000)
   Loans and advances repaid to stockholders       (76,121)        -
   Net proceeds from short term loans              169,532       46,846
                                                 ----------   ----------
Net cash flows from financing activities            93,411          316
                                                 ----------  ----------
NET CHANGE IN CASH                                    5,670     (29,189)

CASH AT BEGINNING OF PERIOD                           2,334      31,416
                                                ----------    ----------
CASH AT END OF PERIOD                             $  8,004      $ 2,227
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid (received)                    (21,453)       (49,164)
                                               ========       =========

Interest paid                                  $ 49,380       $194,854
                                              ==========      ==========









See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2009
NOTE 1 - Basis of Presentation:

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

Equity Based Compensation- Effective September 1, 2006, the Company adopted provisions of SFAS 123R for recording equity based compensation.


The equity-based employee compensation expense has been determined by using the weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. The Company has granted warrants to purchase common stock to employees and consultants during the period ended May 31,2009 in the amount of $44,250 and $ 194,353 for the period ended May 31, 2008. The warrants vested immediately upon issuance. Page 8



                          NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
May 31, 2009

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               For the Nine Months ended
                                               May 31,2009   May 31, 2008
Risk free interest rate                          2.76%              3.74%

Expected life
Yrs                                                5                   5
Dividend rate                                    0.0%                0.0%
Expected volatility                              311%           202% to 211%


New Accounting Pronouncements
In May 2009, Statement of Financial Accounting Standards No. 165   Subsequent
Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009 Management intends to adopt this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

We have reviewed all other issued but not yet effective accounting pronouncements and have deemed such accounting pronouncements not to be relevant or the adoption of such accounting pronouncements once effective will not have a material effect on the Company s financial statements.

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




Page 9




NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                              May 31, 2009

NOTE 5 Other Debt:

On September 2, 2005 the Company borrowed from an accredited investor $100,000 at the interest rate of 15%. The note had a one-year maturity date.

In October 2006 the Company paid $40,000 toward that debt plus accrued interest to the date of payment.

In December 2007 the Company paid an additional $48,152 of the debt using the proceeds of the sale of the New Jersey net operating loss carry forward for the year 2007 for such payment.

In December 2008 the Company paid an additional $21,355 of the debt using the proceeds of the sale of the New Jersey net operating loss carry forward for the year 2008 for such payment.

In conjunction with the above $100,000 note, ten year $.14 warrants were issued for the purchase of 1,000,000 shares of the Company s common stock.

As of April 2009, a balance of $6,500 is still due.

During the quarter ended May 31,2009 the Company borrowed an additional $43,227 from two individuals. The debts are evidenced by short term demand notes.

NOTE 6- Equity Transactions:

Warrants were issued during the period as follows:
Name            Issue Date    Expiration Date Shares of Stock  Exercise Price

Investors (2)    October   08   October  2013    1,504,436         $.30
Investors (2)    November  08   November 2013      550,000        $.25-$.30
Employees (5)    January   09   January  2014      561,000         $.10
Investor	    May      09    May      2014    3,000,000         $.08

During the period ended May 31, 2009, 1,090,000 warrants to purchase shares of the Company s common stock expired.

Note 7  Manufacturing and Licensing Agreements:

In March 2008, the Company entered into a Manufacturing Agreement, with a Singapore based company. This Manufacturing Agreement has several financial components which require payments over a period time within a year. These payments are for a 10 year license fee of $18,200, consultancy work totaling $57,995 and prepaid material for product development. The license fee portion and $7,800 of prepaid material were previously paid and will be amortized over the term of the agreement ratably. Once the Singapore based company begins manufacturing the Nofire products, the Singapore based company will be obligated to pay a 2% royalty on Nofire product sales.


Page 10








NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                              May 31, 2009

In addition to the above the Company will generate additional profit from the sale of propriety chemicals?to the licensee. These chemicals are necessary in the manufacture of the product.

In April 2009 the Company entered into a distributor s agreement with a South Korean based company.

In addition the above company is setting up a facility in South Korea for the manufacture of the Company s product. It should be operational in the fall. The Company anticipates generating additional profit from the sale of propriety chemicals?to the licensee. These chemicals are necessary in the manufacture of the product.

During March 2009 Fiat Group Automobiles S.p.a. (FGA) notified the Company that due to accounting errors they have overpaid royalties in the amount of $78,622. In conjunction with this the Company has reduced the royalty income year to date to account for this change in estimate and has recorded a prepayment of royalties for that amount.

NOTE 8- Subsequent Events:

During June 2009 the Company retained a new attorney to continue its represention in the Hastings matter (see legal proceedings).

In conjunction with the above the Company issued 56,250 shares of the Companys Common stock as part of the retainer. In addition the Company will pay an additional fee of $5,000.

On June 17,2009 Alphanso Margino resigned as vice president and secretary of The Company. As of the date of this filing the position remains unfilled.

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

In general, the Company's products perform their intended uses well and are in a form that is safe and easy to use. The Company's most pressing need continues to be cash infusion as discussed below in the section on Liquidity and Capital Resources. The Company is limiting its research and development efforts in order to concentrate on sales of existing products. While new market opportunities frequently arise, the Company has opted to concentrate on targeting sales of existing products rather than developing new products. Efforts to establish additional U.S. distributors are being accelerated.
Page 11


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

COMPARISON NINE MONTHS ENDED May 31, 2009 AND May 31, 2008
Sales of $648,114 for the nine months ended May 31, 2009 represented an increase of 49.1% from the $434,705 for the comparable nine-month period of the prior year. Cost of goods sold during the same period increased from $189,804 to $362,960 resulting in a gross profit of $286,154 compared to $244,901 in the prior year. Selling, general and administrative expenses for the nine months ended May 31, 2009 were $1,049,605, representing an increase of $193,696 from the $855,909 of the comparable period of the prior year.Equity based compensation expense of $194,353 increased by $147,529 from the comparable period of the prior year.

COMPARISON THREE MONTHS ENDED May 31, 2009 AND May 31, 2008
Sales of $226,762 for the three months ended May 31, 2009 represented an increase of 81.5% from the $123,517 for the comparable three-month period of the prior year. Cost of goods sold during the same period increased from $98,966 to $115,169 resulting in a gross profit of $111,593 compared to $24,551 in the prior year. Selling, general and administrative expenses for the three months ended May 31, 2009 were $418,276 representing an increase of $53,794 or 14.8% from the $364,482 of the comparable period of the prior year. There was $46,834 recorded for equity based compensation expense during the three months ended May 31, 2008 and $ -0- for the current period.

During the periods ended May 31, 2009 and May 31,2008, the Company realized approximately $21,453 and $49,164, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

During March 2009 Fiat Group Automobiles S.p.a. (FGA) notified the Company that due to accounting errors they have overpaid royalties in the amount of $78,622. In conjunction with this the Company has reduced the royalty income year to date to account for this change in estimate and has recorded a prepayment of royalties for that amount.


LIQUIDITY AND CAPITAL RESOURCES
At May 31, 2009 the Company had a cash balance of $8,004.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives for trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States and as a result are not subject to material foreign currency exchange rate risk.
Page 12


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

Dated: July 20, 2009                 NoFire Technologies, Inc.

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