Form 10-K
period 2009-08-31
NOFIRE TECHNOLOGIES INC
filed 2010-01-12
CIK 823070

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended August 31, 2009
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________

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

YES X NO

Check if there is no disclosure of delinquent filers contained in this form in response to Item 405 of Regulation S-K and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

      Large accelerated filer [ ]            Accelerated filer         [ ]
      Non-accelerated filer   [ ]            Smaller reporting company [X]



Issuer's revenues for its fiscal year ended August 31, 2009  $ 877,019



Aggregate market value of the voting stock held by

non-affiliates as of November 15, 2009                  $19,763,074


Number of shares of common stock outstanding as of
November 15, 2009                                       40,635,715

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

MAJOR CUSTOMERS

The Companys six largest customers during the most recent fiscal year represented 13.5%, 12.0%, 11.2%, 9.4% 9.4% and 8.8% of total sales respectively

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

EMPLOYEES

As of December 07, 2009, the Company had seven employees, five of whom were full-time employees.

Item 2. DESCRIPTION OF PROPERTY

The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space pursuant to a three year lease which expires December 31, 2012. Monthly rent payments for the year ended August 31, 2008 were approximately $13,171. Monthly rent payments for the year ended August 31, 2009 were approximately $12,795.


Item 3. LEGAL PROCEEDINGS


A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. In December 2009 a summary judgment was entered against the company.
The Company believes this lawsuit is without merit and intends to vigorously dispute the claim.

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


                     2008-2009             2007-2008
Quarter Ended      High      Low         High      Low
-------------      ----      ---         ----      ---
November 30      $0.12    $0.10          $0.55     $0.38
February 28      $0.055   $0.055         $0.27     $0.22
May 31           $0.08    $0.06          $0.51     $0.24
August 31        $0.14    $0.08          $0.40     $0.13




(b) HOLDERS: As of December 3, 2009 there were approximately 287 holders of record of the Company's outstanding Common Stock.

(c) DIVIDENDS: The Company has not paid any cash dividends and intends to retain earnings, if any, during the foreseeable future for use in its operations. Payment of cash dividends in the future will be determined by the Company's Board of Directors based upon the Company's earnings, financial condition, capital requirements and other relevant factors.

                  RECENT SALES OF UNREGISTERED SECURITIES
The following table sets forth information regarding sales or issuances of Company securities without registration under the Securities Act of 1933, as amended Securities Act) during the two years ended August 31, 2008 and August 31, 2009. All sales were made solely to accredited investors, without a broker, and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 under Regulation D.


                               Conversion
                                  Price
Date        Title     Number    Cash Price
09/07       common    126,077     0.60
10/07       common    179,862     0.50
11/07       common     30,000     0.55
12/07       common     60,000     0.40
1/08        common     62,500     0.25
2/08        common     90,909     0.235
6/08        common    272,500     0.202
2/09        common    250,000     0.10
6/09        common    112,500     0.03






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

Item 1 - Business of the Company. Marketing efforts to develop new applications and establish new customers were continued in fiscal 2009. The efforts undertaken by the Company in application development, product approvals and marketing initiatives should assist it in creating greater sales in fiscal 2010 and beyond.

The greatest obstacles encountered in obtaining major sales contracts are the multitude of tests and approvals required, competition against well established, better-capitalized companies, cost, the slow process of specifying a new product in highly regulated applications and educating the public on the existence of fire protection products and the advantages of Nofire over other well publicized but low performance products. The Company intends to continue its research efforts to adapt its products to meet market requirements. Sales and marketing efforts will concentrate on current products and applications through direct sales and distributor license agreements. Continuing efforts are being made to obtain greater domestic and international sales by enlarging the Companys distributor network.

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by commissioned independent agents or new full time employees on a heavily weighted commission basis.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year Mr. Oolie was repaid $58,726 by the Company.
The Company is accruing interest on Mr. Oolies outstanding advance at the rate of 15% per annum.

During the year, the Companys officers deferred an additional $465,970 of their salaries.

Also in fiscal 2009, $18,923 was obtained through an additional sale of a portion of the Company s New Jersey Operating Loss Carry Forward under a program sponsored by that state.

Because of limited cash resources, the Company has deferred payment of $378,031 from the installments of the Chapter 11 liability to unsecured creditors that were due in September 1996, 1997, 1998 and 1999. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering.
There is no assurance that revenue from sales and/or financing efforts described above will be sufficient to fund the Companys cash requirements in the future.

RESULTS OF OPERATIONS FOR FISCAL YEARS ENDED AUGUST 31, 2009 AND 2008

Sales of $877,019 represented an increase of $154,550 or 21% from sales of $722,469 in the prior year.

The net loss of $1,572,873 for fiscal year 2009 was $168,671 less than the net loss of $1,741,544 in the prior year.

General and administrative expenses and research and development costs of $1,293,132 in fiscal year 2009 were $48,939, or 4%, more than the prior year.

The main components of the changes are as follows:


                               8/31/2009        8/31/2008    Difference


Material                      $  464,257          286,604      177,653
Testing                           48,326           66,756      (18,430)
Mfg O/H                           49,659           80,952      (31,293)
Rent                             155,053          159,420       (4,367)
Professional Fees                102,958          136,929      (33,971)
Insurance                         69,067           46,064       23,003
NJ Tax Refund                     19,023           48,152      (29,129)
Interest Expense                 376,367          336,915       39,452
Commissions                       25,433           31,366       (5,933)
Salaries management              555,469          526,023       29,446
Salaries administrative           62,629           64,326       (1,697)
Equity based compensation         45,207          194,353     (149,146)
Equity based interest expense    271,033          419,016     (147,983)



During the fiscal years 2008 and 2009, the Company realized approximately $48,152 and $18,923 through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the Companys financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. The Companys critical accounting policies are limited to those described below. For detailed discussion on the application of these and other accounting policies see note 1 to our financial statements.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern. The Company has had negative working capital for each of the last two years ended August 31, 2009 and 2008. The Company lacks sufficient capital to pay its debts timely. Those conditions raise substantial doubt about the ability to continue as a going concern.
The financial statements of the Company do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


Accounting for Stock Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. The accounting guidance is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options. The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data are likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. The accounting guidance requires the recognition of the fair value of stock compensation in net income.
Although every effort is madeto ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements.

Item 7. FINANCIAL STATEMENTS

The Company's annual financial statements for the fiscal years ended
August 31, 2009 and August 31, 2008, together with the report thereon by the Company's independent auditors, are set forth herein commencing on page F-1 of this Form 10-K and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

During the fiscal years ended August 31 2009 and August 31, 2008 there were no disagreements on any matter of accounting principles or practice s, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

ITEM 8A (T). CONTROLS AND PROCEDURES.

      (a)   Evaluation of Disclosure Controls and Procedures
 Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the Evaluation Date). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded processed, summarized and reported, within the time periods specified in the SECs rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

       (b) Management's Report on Internal Control over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.


      (c)   Changes in Internal Control over Financial Reporting
 There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position in the Company held by them:


Name                         Age        Position

Samuel Gottfried              63        Director, Chief
                                        Executive Officer,
                                        Chief Technical
                                        Officer and
                                        Assistant Treasurer

Sam Oolie                     73        Director, Chairman
                                        of the Board, Chief
                                        Operating Officer,
                                        Chief Financial Officer
                                        and Treasurer

Bernard J. Koster             76        Director

Gerald H. Litwin              67        Director







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


Item 10. EXECUTIVE COMPENSATION

The Company's Summary Compensation Table is set forth below. The Company had no Option/SAR Grants, Aggregated Option/SAR Exercises or Fiscal Year End Option/SAR's for the years ended August 31, 2009, 2008, and 2007, nor were there any long-term incentive plan awards, stock options or stock appreciation rights.

Non-employee Directors are not compensated for Board of Directors meetings or committee meetings attended.













SUMMARY COMPENSATION TABLE

For the Years Ended August 31, 2009, 2008, and 2007


Name and               Year Ended  Salary    Salary     Options  All other
Principal Position     August 31   Paid    Deferred(1)  SAR's  Compensation
------------------     ----------   ------  -----------  -----  -----------

Samuel Gottfried
Chief Executive Officer   2009       None    $213,100
from January 1, 2003      2008       None    $212,992
                          2007       None    $213,100
and Chief Technical
Officer And Assistant
Treasurer from
August 1, 2003


Sam Oolie
Chairman of the Board,    2009     $  None   $230,121
Chief Operating Officer   2008     $  None   $230,022
                          2007     $  None   $216,400
And Chief Executive Officer
until July 26, 1999, and
Chief Financial Officer
Since January 2, 2003









Note (1) Amounts shown as salary deferred are payable when revenues or financings permit payment as determined by the Board of Directors.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of November 15, 2009 the number of shares of Common Stock owned of record or beneficially by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.


Name and Address           Shares Beneficially      Approximate
Beneficial Owner            Owned including       Percent of Class
   (1)                          Warrants
----------------           -------------------      ------------------
Sam Oolie
NoFire Technologies, Inc.        19,784,127            32.7%
21 Industrial Avenue
Upper Saddle River, NJ  07458

Samuel Gottfried
NoFire Technologies, Inc.        15,700,123            27.8%
21 Industrial Avenue
Upper Saddle River, NJ  07458

Bernard J. Koster
7 Old Smith Road                 1,317,652              3.1%
Tenafly, NJ  07670

Gerald H. Litwin
Two University Plaza             7,621,600              15.8%
Hackensack, NJ  07601

Stephanie Cook
NoFire Technologies, Inc.         9,448,838            18.9%
21 Industrial Avenue
Upper Saddle River, NJ  07458


Lavin Holdings, LLC
483 Winthrop Road                8,354,632              17.0%
Teaneck, NJ 07666


Carole Salkind
18911 Collins Ave                8,140,436              16.7%
Sunny Isles Beach, FL. 33160

John Cavanna
2337 Lemoine Ave                 4,747,480              10.5%
Fort Lee, NJ 07024

Iroquois Capital Management LLC  6,000,000              12.9%
641 Lexington Ave
New York. NY 10022


All officers and directors      44,423,502              61.3%
as a group (four persons)





Note (1) As of November 15, 2009, there were 40,635,715 shares of Common Stock issued and outstanding. Percentage of class for all officers and directors as a group is computed on 72,476,963 shares which includes 31,841,028 warrants held by these individuals. Percentage of class for Lavin Holdings LLC, Carole Salkind, John Cavanna and Iroquois Capital Management LLC and Stephanie Cook is computed on outstanding common stock in the amount of 40,635,715



COMPLIANCE WITH SECTION 16(a) OF THE 1934 ACT

Section 16(a) of the 1934 Act requires the Company's directors and executive officers and persons who own more than 5% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Officers, directors and greater than 5% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of copies of Forms 3, 4 and 5 and amendments thereto furnished to the Company during or with respect to its fiscal year ended August 31, 2009 the Company believes that no director or officer of the Company or beneficial owner of more than 5% of the Company's Common Stock failed to file on a timely basis reports required by Section 16(a) of the 1934 Act during such fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A. which provides certain legal services to the Company. At August 31, 2009, the Company was obligated to that firm in the amount of $398,318. Expenses in fiscal 2009 were $13,162 for legal services, and in fiscal 2008,$37,064 for legal services.

In April 2006 the Company borrowed $25,000 from a director of the Company. The note carries an interest rate of $500 per month . In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Companys common stock at an exercise price of$.20 per share.

 During the three fiscal years ended 2009, the officers deferred a total of $ 1,315,735 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred. The total interest accrued was $534,388 at August 31, 2009.


Item 13. EXHIBITS

A. THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY ARE BEING FILED PURSUANT TO ITEM 7 AS PART OF THIS ANNUAL REPORT ON FORM 10-K

1. FINANCIAL STATEMENTS


Index to Financial Statements                             F-1

Report of Independent Registered Public Accounting Firm
Sherb & Co., LLP.                                         F-2

Financial Statements:

  Balance Sheets as of August 31, 2009 and 2008           F-3

  Statements of Operations for the years
         ended August 31, 2009 and 2008                   F-4

 Statements of Changes in Stockholders' Deficiency
 for the years ended August 31,2009 and 2008              F-5





Statements of Cash Flows for the Years

      Ended August 31, 2009 and 2008                      F-6

      Notes to Financial Statements                       F-7 to F-15

2.  EXHIBITS                                              none



2. Certification of Financial Information Exhibits 31.1 31.2

3. Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and unbilled for the fiscal years ended August 31, 2009 and 2008 for professional services rendered by the Company s principal accountants for the audits of its annual financial statements and the review of its financial statements included in our quarterly reports on Form 10Q were approximately $30,277 and $36,500, respectively.




AUDIT-RELATED FEES

The aggregate fees billed for the fiscal years ended August 31, 2009 and 2008 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of the Company s financial statements, specifically accounting research was $0 for each year.

TAX AND OTHER FEES

The aggregate fees billed for the fiscal years ended August 2009 and 2008 for tax related or other services rendered by the Company s principal accountants in connection with the preparation of its federal and state income tax returns was $3,000 and $ 3,000, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

We did not have any non-audit services provided by our principal accountants during fiscal 2009 or 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the 1934 Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                NOFIRE TECHNOLOGIES, INC.



Date: January  13, 2010                  By: /s/ Sam Gottfried
                                       ------------------------
                                          Sam Gottfried,
                                        Chief Executive Officer



Date: January 13, 2010                 By: /s/ Sam Oolie
                                        ------------------------
                                           Sam Oolie
                                        Chief Financial Officer




In accordance with the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




SIGNATURE                                   DATE

/s/ Samuel Gottfried
----------------------------                January 13, 2010
Samuel Gottfried, Director


/s/ Bernard J. Koster
-----------------------------               January 13, 2010
Bernard J. Koster, Director

/s/ Gerald H. Litwin
-----------------------------               January 13, 2010
Gerald H. Litwin, Director

/s/ Sam Oolie
-----------------------------               January 13, 2010
Sam Oolie, Director









INDEX TO FINANCIAL STATEMENTS


                                                               Page
                                                              ---
Report of Independent Registered Public Accounting Firm
Sherb & Co, LLP                                               F-2

Financial Statements
     Balance sheets at August 31, 2009 and 2008               F-3

     Statements of operations for the years ended
      August 31, 2009 and 2008                                F-4

     Statements of changes in stockholders' deficiency        F-5
     for years ended August 31, 2009 and 2008


     Statements of cash flows for the years ended
      August 31, 2009 and 2008                                F-6

     Notes to financial statements                            F-7 to F-15



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Directors
NoFire Technologies, Inc.
Upper Saddle River, New Jersey

We have audited the accompanying balance sheets of NoFire
Technologies, Inc. as of August 31, 2009 and 2008, and the related statements of operations, stockholders deficiency and cash flows for each of the years ended August 31, 2009 and 2008.These financial statements are the responsibility of the Company s management.Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NoFire Technologies, Inc. as of August 31,2009 and 2008, and the results of its operations and its cash flows for each of the years ended August 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $1.6 million and $1.7 million for each of the years ended August 31, 2009 and 2008, and has a substantial working capital deficiency as of August 31, 2009. These factors raise substantial doubt concerning the Company s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
Certified Public Accountants


     New York, New York
     December 28, 2009


NOFIRE TECHNOLOGIES, INC
BALANCE SHEETS


ASSETS

CURRENT ASSETS:
                                               August 31,2009   August 31,2008
                                               --------------   --------------
   Cash                                        $     6,089      $   2,334
   Accounts receivable  trade, net                  89,498         83,451
   Inventories                                      90,563        203,068
   Prepaid expenses and other current assets         4,848         22,419
                                                -----------     -----------
      Total Current Assets                         190,998        311,272



  OTHER ASSETS:
   Security deposits                                37,240         37,065
                                                  ---------      ----------
                                                  $228,238      $ 348,337
                                                 ==========    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

   Settled liabilities                             $   378,031   $    378,031
   Accounts payable and accrued expenses             2,170,975      1,610,733
   Loans and advances payable to stockholders          189,148        247,874
   Deferred salaries                                 2,915,870      2,449,900
   Loans payable                                       452,890        408,583
   Convertible debenture 8%, (net)                     519,096        595,928
                                                    ----------   -------------
      Total Current Liabilities                      6,626,010      5,691,049



LONG TERM LIABILITIES:Deferred Revenue-licenses            11,242        12,550

STOCKHOLDERS' DEFICIENCY:

Common stock $.01 par value:
Authorized -150,000,000 shares
  issued, and outstanding-40,635,715
  And 40,273,465 respectively                     406,360       402,735
Capital in excess of par value                 19,293,602    18,778,157
Stock subscriptions receivable                    (13,250)      (13,250)
Accumulated Deficit                           (26,095,778)  (24,522,904)
                                               ----------   ------------
   Total Stockholders' Deficiency              (6,409,014)   (5,355,262)
                                                ----------  ------------
                                              $   228,238  $    348,337
                                                =========     ==========

See accompanying notes to financial statements
F-3
NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS


                                    Year Ended August 31,
                                      2009        2008
                                 ----------     ----------
Sales:
Sales of product                 $  877,019       610,932
Royalty revenue                                   111,537
                                 ------------------------
NET SALES                           877,019       722,469
                                 ----------     ----------
COSTS AND EXPENSES:
   Cost of sales                    483,093       297,245
   Research and development costs    48,326        66,757
   General and administrative
   (includes equity based
   compensation of $44,250
   and $194,353, respectively)    1,290,014     1,371,789
                                  ----------    ----------
                                  1,821,433     1,735,791
                                 ---------     ----------
LOSS FROM OPERATIONS              ( 944,414)   (1,013,322)
                                 ----------     ----------
OTHER EXPENSES (INCOME):
   Interest expense (includes equity
   based portion $271,033 and
   $ 419,016, respectively)         647,401       755,930
   Other income                         (18)       (6,920)
                                   --------       --------
                                    647,383       749,010
LOSS BEFORE INCOME TAXES         (1,591,797)   (1,762,332)
INCOME TAX BENEFIT                   18,923        20,788
                                 ----------      --------
NET LOSS                       $ (1,572,874)  $(1,741,544)
                                 ==========     =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING-BASIC AND DILUTED    40,425,388     39,885,615
                                 ==========     ==========
BASIC AND DILUTED LOSS
  PER COMMON SHARE:             $    (.04)  $      (.04)
                                 ==========     ==========




See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATMENTS OF CHANGES IN STOCKHOLDERS  DEFICIENCY


                                      Common Stock       Capital
                                 Number of               in Excess    Accumulated  Stock Subscriptions  Total
                                   Shares      Amount   of Par Value    (Deficit)     Receivable    Stockholders
                                                                                                      Deficit


Balance as of August 31,2007       39,382,932  $   393,830 $17,877,058  $(22,781,360)             $(4,510,472)

Equities issued with debt/beneficial
Conversion rights                      30,000          300      418,716                               419,016
Sale of stock                         519,348        5,193      223,066                               228,259
Stock subscription                     50,000          500       12,750                  (13,250)       -
Exercise of warrants                  291,185        2,912       52,213                                55,125
Equities issued for services            -              -        194,353                               194,353
Net loss                                                                  (1,741,544)              (1,741,544)
                                   -----------   ---------  -----------  ------------- ----------- -----------
Balance as of August 31, 2008      40,273,465     402,735    18,778,156  (24,522,904)    (13,250)  (5,355,263)

Conversion of debt                    250,000       2,500        22,500                                25,000
Equity issued for services            112,250       1,125        47,458                                48,634
Equity issued with debt/beneficial
conversion rights                                               445,488                               445,488
Net loss                                                                  (1,572,874)              (1,572,874)
                                   ----------     --------   ----------  -------------   --------- -----------
Balance as of August 31,2009       40,635,715  $  406,360  $ 19,293,602 $ (26,095,778)  $(13,250)  $(6,409,014)
                                   ==========  ===========  ===========  ============  =========   ============


See accompanying notes to financial statements





























NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

                                               Year Ended August 31,
                                                2009         2008
                                            ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                  $ (1,572,874 )$(1,741,544)
 Adjustments to reconcile net loss
   to net cash flows from
   operating activities:
     Equities issued and amortization thereof
     as interest and beneficial conversion
     features on current and past due loans
     payable                                    271,033       419,016
     Equities issued for consulting services     45,208       194,353
     Accounts receivable - trade                 (6,047)      217,835
     Inventories                                112,505      (105,284)
     Prepaid expenses and other current          20,946        72,423
     Accounts payable and accrued
     expenses                                   560,242       247,504
     Deferred revenue                            (1,308)       12,550
     Deferred salaries                          490,970       369,397
                                             ----------     ----------
 Net cash flows used in
     operating activities                      (79,325)      (313,750)
                                             ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Security deposits                            (175)           -
                                             -----------   -----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES       (175)        -
                                            ------------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common
   stock and exercise of warrants,
   net of related expenses                         -        283,384
 Payments on short term loans                      -       (165,000)
 Net proceeds from short-term loans             44,307      117,848
 Loans and advances received (paid) from
   stockholders                                (58,726)      48,436
 Proceeds from issuance of convertible
 Debentures                                     97,674
                                             ----------   ----------
            Net cash flows from
             financing activities               83,255      284,668
                                            ----------     ----------
NET INCREASE (DECREASE) IN CASH                  3,755      (29,082)
CASH AT BEGINNING OF YEAR                        2,334       31,416
                                            ----------     ----------
CASH AT END OF YEAR                         $    6,089     $  2,334
                                            ==========     ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $   72,303      $ 127,824
                                            ==========     ==========
  Income taxes paid (benefit)              $  (18,923)     $( 20,788)
                                            ==========     ==========
  Equity issued in exchange
    for services                            $ 48,635      $  194,353
                                            ==========     ==========
  Equities issued for debt fees an interest $445,488        $419,016
                                           ==========     ===========
  Conversion of debt to equity              $ 25,000            -
                                            =========      ===========


See accompanying notes to financial statements
F-6


NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 - NATURE OF THE BUSINESS

Nature of the Business - The Company manufactures and markets intumescent fire retardant products throughout the world. The Company was organized under the laws of the State od Delaware on July 13, 1987

Going Concern- The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported substantial losses since inception. The Company's viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales, obtaining additional financing or receiving additional capital. This raises substantial doubt about the Company s ability to continue as a going concern. On August 11, 1995, the Company emerged from Chapter 11 of the United States Bankruptcy Code pursuant to a plan of reorganization (the Plan). As of August 11, 1995, in accordance with accounting guidance for Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (SOP 90-7), the Company adopted fresh start reporting and implemented the effects of such adoption in its balance sheet as of August 31, 1995.
As discussed in Note 3, the Company has a liability for settled claims payable to creditors and has incurred accrued expenses in connection with its reorganization. Certain settled claims due on September 27, 1996 through 1999 remain unpaid. Without additional financing/capital or the achievement of profitable operations, funds for repayment of these obligations would not be available.

Note 2  SUMMARY OF SIGNIFICENT U.S.ACCOUNTING POLICIES

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

Equipment - Equipment is recorded at cost and is depreciated primarily using the straight-line method over the estimated useful lives of 5 to 7 years for furniture and fixtures, manufacturing equipment and data processing equipment. Depreciation expense was $ 0 for the years ended August 31, 2009 and 2008, respectively.

Income Taxes - Deferred income taxes arise from temporary differences between financial and tax reporting, principally for deferred compensation, equity based transactions and net operating loss carry forwards.

Risk Concentrations - The following summarizes the risk concentration of the Company as of August 31, 2009:


  NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS

Accounts Receivable - The Company grants unsecured credit to many of its customers with no customers comprising a concentrated risk. Management continually evaluates the credit risk associated with accounts receivable and believes that the risk is limited.

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

Cost of Sales - Cost of sales includes the following costs: material costs, freight in, direct labor and packaging costs. Indirect costs of sales include selling, general and administrative costs for the years ended
August 31, 2009 and 2008 they are as follows: shipping and receiving labor of $13,292 and $22,135, and shipping costs of $8,301 and $24,938, respectively.

Advertising Costs - The Company expenses costs for trade shows, marketing and promotional activities as incurred. Expenses were approximately $1,767 and $8,659 for the years ended August 31, 2009 and August 31, 2008,respectively

Research and Development Costs- Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of 64,055,001 and 62,591,244 warrants outstanding is not included for fiscal 2009 and 2008, respectively since it would be anti-dilutive.

Equity based compensation -

Effective September 1, 2006, the Company adopted provisions of FASB guidance For recording equity based compensation.

The weighted average fair value of warrants has been estimated on the date of grant using the Black-Scholes warrants pricing model. The Company has granted warrants to purchase common stock to employees in the years ended
August 31, 2008, and August 31, 2009 which have been recorded as an expense in the amount of $194,353 and $ 44,250, respectively, as such warrants vested immediately upon issuance.

In accordance with FASB guidance on equity based compensation, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:
                                   For the year ended August 31,
                                      2009         2008

Risk free interest rate               2,39 %       3.10 %
Expected life                         4.75 yrs     4.75 yrs
Dividend rate                        0.00 %         0.0%
Expected volatility                    129%         211%



NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS

New accounting pronouncements-
Revenue Recognition -Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition Multiple Deliverable Revenue Arrangements (Subtopic 605-25 ) ?Subtopic?. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity?s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity?s fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

All other issued but not yet effective Accounting Pronouncements have been deemed to be not material or relevant to the Company?s Financials

NOTE 3 - INVENTORIES:

Inventories, net of reserves, at August 31, 2009 and 2008 consisted of the following:

                          August
                     2009          2008

Testing material $  2,500      $   5,000
Raw material       12,448         12,431
Finished goods     75,615        185,637
                  --------        ------
                 $ 90,563       $203,068
                ==========      ========

NOTE 4 - SETTLED CLAIMS:

Settled claims consist of claims payable to creditors for which payment has been deferred beyond the Plan's effective date pursuant to the terms and conditions of the Plan, as agreed upon between the Company and its creditors. At August 31, 2009, settled liabilities payable totaled $378,031.

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

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following:

NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENTS


                                       August
                                    2009       2008
Legal fees                      $ 417,408   $ 396,089
Commissions                        64,183      67,357
Interest                          805,895     562,976
Payroll and payroll taxes         143,944     114,222
Accounts payable                  479,751     330,164
Other                             259,794     139,925
                               ----------    ---------
                             $  2,170,975  $1,610,733
                                =========   ==========


NOTE 6   RELATED PARTY TRANSACTIONS

Mr. Litwin is a principal of the law firm of Litwin & Tierman, P.A., which provides certain legal services to the Company. At August 31, 2009, the Company was obligated to that firm in the amount of $398,318. Expenses in fiscal 2009 were $13,162 for legal services, and in fiscal 2008, $ 37,064.
In addition, Litwin & Holsinger (a predecessor to Litwin and Tierman P.A) filed a claim as an unsecured creditor in the bankruptcy proceedings in the gross amount of $140,403 in respect of pre-petition legal services rendered and has received one distribution in the amount of $15,584 in respect thereof.
on the salaries deferred. The total interest accrued was $637,186 at August 31, 2009.

The officers (current and former) deferred a total of $2,915,870 of their salaries. Effective June 2, 2002, interest at the annual rate of 6% was accrued on the salaries deferred.

During 2009 Mr Oolie, CEO, was repaid $58,726  by the Company.

These remaining advances by the CEO are due on demand and bear interest at 15% per annum.

NOTE 7 CONVERTIBLE DEBENTURES AND OTHER DEBT:

In April 2006 the Company borrowed $25,000 from a director of the Company. The note carries an interest rate of $500 per month. In conjunction with the transaction the Company issued five-year warrants to purchase 50,000 shares of the Company s common stock at an exercise price of $.20 per share.

As of December 15, 2009 the above amounts are still unpaid.

During the quarter ended February 29, 2008 the Company borrowed $105,000 from three individuals all due by July 2008. The terms were 2% interest per month.

In conjunction with the above five year warrants were issued to purchase 45,000 shares of the Company?s common stock at $.25 to $.30. These warrants are valued at $12,294 and expensed in fiscal 2008. The warrants vested immediately.

During June 2008 the Company borrowed $10,000 from an individual.
The chairman of the board pledged his stock holdings in an unrelated company to secure the debt. The note carries a 2% per month interest charge and was due in December 2009. This note remains unpaid as of the date of filing.

In conjunction with the above, the Company issued 8,000 warrants to purchase the Company?s common stock at $.36 per share. These warrants are valued at $2,819 F-10

NOTES TO NOFIRE TECHNOLOGIES, INC.
FINANCIAL STATEMENTS

and expensed in fiscal 2008. The warrants vested immediately.

During July of 2008 the Company borrowed $15,000 from an individual.
The chairman of the board has pledged his stock holdings in an unrelated company to secure the debt. The note carries a 2% per month interest charge and is due in September 2008.

During August 2008 the Company borrowed $50,000 from an individual. The terms were 2% interest per month, and was due on May 31, 2009. This note remains unpaid as of the date of filing.

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

During the quarter ended May 31,2009 the Company borrowed an additional $43,227 from two individuals. The debts are evidenced by short term demand notes

Note 8? Manufacturing Agreement:

In March 2008, the Company entered into a Manufacturing Agreement, with a Singapore based company. This Manufacturing Agreement has several financial components which require payments over a period of time within a year. These payments are for a 10 year license fee of $18,200, consultancy work totaling $57,995 and prepaid material for product development. The license fee will be amortized over the term of the agreement ratably. Once the Singapore company begins manufacturing the Nofire products, the Singapore company will be obligated to pay a 2% royalty on Nofire product sales.

In addition to the above the Company will generate additional sales from the sale of propriety chemicals?to the licensee. These chemicals are necessary in the manufacture of the product.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company occupies 12,700 square feet of space at 21 Industrial Avenue, Upper Saddle River, New Jersey. The facility includes office space, storage space and an area for the mixing and testing of products and is adequate for the Company's current requirements. The Company rents such space pursuant to a three year lease which expires December 31, 2012.The annual commitment is $153,540.

In conjunction with a $100,000 loan made in September 2005, a lien was placed on two temporary patents as collateral for the loan.

As of December 2009, the balance due was approximately $7,000.
A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the
F-11

NOTES TO NOFIRE TECHNOLOGIES, INC.
FINANCIAL STATEMENTS

terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved. On December 18, 2009 a summary judgement was entered against the Company .The Company believes this lawsuit is without merit. The contract should have been voided for reason, and intends to vigorously dispute the claim.

NOTE 10- SOURCES OF SUPPLY:
Several components of the Company s products are available from a small number of suppliers. In the event that these suppliers were to terminate the manufacture or sale of such components for any reason, then the manufacture of the Company s products could be interrupted.

Note 11 ? INCOME TAXES
No provision for current and deferred income taxes is required for the years ended August 31, 2009 and 2008.

The following is a reconciliation of income tax benefits computed at the 34% statutory rate to the provision for income taxes:



                                    2009           2008
                                 ---------      ---------
Tax at statutory rate          $   535,000     $   592,000
Permanent and other items         (108,000)       (209,000)
State income tax, net of federal
  income tax benefit                 6,000           7,000
Valuation allowance               (433,000)       (390,000)
                                 ---------      ---------
                                 $   -          $    -
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

The Company has determined that the annual limitation under Section 382 on its ability to utilize net operating loss carry forwards, totaling approximately $857,000, to be approximately $150,000 per year expiring through 2010. Subsequent to the date of the Plan, the Company has generated approximately $11,379,000 in net operating losses, which expire through 2029.

The significant components of the Company s net deferred tax asset are summarized as follows:

                                             August 31,
                                   ------------------------
                                            2009         2008
                                         ---------- ----------
Net operating loss carry forwards       $ 3,868,000 $ 4,192,000
Temporary timing difference               1,208,000     976,000
                                         ---------- ------------
Valuation allowance                      (5,076,000) (5,168,000)
                                         ---------- -------------
                                         $    -     $     -
                                         =========== ============
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Companys prior history of recurring losses, that a full valuation allowance is appropriate at August 31, 2009 and 2008.
F-12
NOFIRE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

At August 31, 2009, the Company has federal and state net operating loss carry forwards for financial reporting and income tax purposes of approximately $11,379,000, which can be used to offset current and future taxable income through the year 2029.

During each of the fiscal years 2009 and 2008, the Company sold a portion of its state net operating loss carry forwards realizing approximately
$18,923 and $20,788, respectively. The Company has not yet sold its net operating loss carry forward for the fiscal year ended August 31, 2009.

NOTE 12 - MAJOR CUSTOMERS:
Sales to six customers represented 13.5%,12.0%, 11.2% 9.4% 9.4 and 8.8% of net Sales for the year ended August 31, 2009. Sales to five customers represented 26% 17.4%9.7% and 6.6% and 4.3% of net sales for the year ended August 31, 2008

NOTE 13   WARRANTS AND COMMON STOCK:

For the years ended August 31, 2009 and 2008, a summary of the status of warrants were as follows:

                                      2009                    2008
                                -------------------    --------------------
                                           Weighted                Weighted
                                 Number    Average       Number    Average
                                   of      Exercise        of      Exercise
                                 Shares     Price        Shares     Price
                               ----------  --------    ----------  --------
Outstanding, beginning of year   62,591,244 $ 0.16     60,556,794 $  0.16
Granted                           5,773,394   0.09      2,622,674    0.28

Exercised                             -        -         (347,500)   0.21
Cancelled/ forgiven                    -       -            -         -
Expired                           4,309,636   0.24       (240,724)   0.25
                               ----------    -----      ----------  -----
Outstanding and exercisable,
 end of year                     64,055,002   0.15      62,591,244   0.16
                               ==========    =====      ==========  =====
Exercisable, end of year         64,055,002 $ 0.15      62,591,244 $ 0.16
                               ============  =====    ==========    =====

The following table summarizes warrant data as of August 31, 2009:

                                            Outstanding and exercisable
                         Number of        Weighted-       Weighted    Number
                        Outstanding    average remaining   average exercisable
                                            life in        exercise
                                             years         price
                       ------------   ------------------ ----------- -
Range of exercise prices:
$.01-$.15               50,106,283           3.07            0.13    50,106,283
$.16-$.50               13,698,809           2.82            0.23    13,698,809
$.51-$.99                  203,113           2.64            0.43       203,113
$1.00 or more               46,797           2.62            1.10        46,797
                         ------------                                -----------

                        64,055,002                                   64,055,002






F-13

NOFIRE TECHNOLOGIES INC.
NOTES TO FINANCIAL STATEMENT

Information, at date of issuance, regarding warrant grants during the year ended August 31, 2009:

                                                   exercise        fair
                                    shares          price          value
                                   ------------   ------------   ---------
Exercise price exceeds
market price                            -             -              -
Exercise price equals
market price                        5,740,436      $0.15          $0.09


Exercise price is less than
market price                           32,958      $0.03          $0.03


The intrinsic value of the outstanding options at August 31,2009 and 2008 was $79,051 based on the August 31,2009 market price of $0.10 and $8,878,070 based On the August 31,2008 market price of $0.30






The weighted average grant date fair value of warrants granted during the year ended August 31, 2009 and 2008 was $0.15 $ 0.23. Warrants had been exercised by holders during the year ended August 31, 2008 in the amount of 347,500 with proceeds of $55,125.

During fiscal year ended August 31, 2008 the following equity transactions occurred:

   The Company sold 519,348 shares of common stock and issued 259,674 five year warrants with exercise prices ranging from $0.25 to $0.60 per share for $228,259, which was the then trading prices of the common stock on each respective sale date.

The Company issued 1,658,000 warrants and 30,000 shares of common stock to unrelated parties for the inducement of debt extensions and the lending of additional monies during the year. These warrants have exercise prices ranging from $0.24 to $0.39 per share and expire in five years. The Company recorded $419,016 for the beneficial conversion rights and warrants issued in connection with such debt extended. There is no remaining debt discount unamortized at August 31,2008.

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

All warrants vested immediately.
F-14













                               NOFIRE TECHNOLOGIES, INC
                             NOTES TO FINANCIAL STATEMENT

During the year ended August 31,2009 the following equity transactions occurred

A former officer converted $25,000 of accrued salary for 250,000 shares of Common stock. The market value of the common stock on the date of this conversion was $0.10 per share.

There was 112,500 shares of common stock and 32,958 of five year warrants Exercisable at $0.03 and $0.04 a share issued for legal services. The fair value of the equities issued was $4,333 and has been expensed.

The Company issued 561,000 of five year warrants to its employees for services, exercisable at $0.10 a share. The fair value of these warrants issued was $44,300 and has been expensed.

The Company issued another 5,179,436 warrants to unrelated parties for the inducement of debt extensions and the lending of additional monies during the year. These warrants have exercise prices ranging from $0.30 to $0.04 per share and expire in five years. The Company recorded as debt discounts or loan fees valued at $445,488 and some of which has been and other amounts are being expensed over the term of the debt which range from one to two years. The unamortized portion of the debt discount is $174,506 as of August 31, 2009.


NOTE 14 - SUBSEQUENT EVENTS:

The Company has evaluated the subsequent disclosure through January 8 2010 For its adequacy.















F-15





10
-  -





15


16