Form 10-Q
period 2009-11-30
NOFIRE TECHNOLOGIES INC
filed 2010-01-19
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended November 30, 2009

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



State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 41,761,715 shares of Common Stock as of January 15, 2010.






Page 1






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-Q

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of November 30, 2009(unaudited)
         and August 31, 2009                                  3

         Statements of Operations for the Three Months
         ended November 30, 2009 and 2008 (unaudited)         5

         Statements of Cash Flows for the
         Three Months ended November 30, 2009 and 2008
         (unaudited)                                          6

         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                         12

Item 4(t)  Controls and Procedures                           12


Part II - OTHER INFORMATION

Item 1.   Legal Proceeding                                   13

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                    13

Item 6.   Exhibits                                           13

          Signatures                                         13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2


















              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                              November 30,  August 31,
                                                  2009         2009
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                        $    425     $  6,089
    Accounts receivable - trade                   42,872       89,498
    Inventories                                   73,872       90,563
    Prepaid expenses and other current assets     12,233        4,848
                                               ---------    ----------
    Total Current Assets                         129,402      190,998
                                               ---------    ----------

OTHER ASSETS:
      Security deposits                           37,240       37,240

                                              ----------     ---------
                                               $ 166,642     $228,238
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    November 30,   August 31,
                                                        2009         2009
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            2,254,181      2,170,975
    Loans and advances payable to
      stock holders                                    159,648        189,148
    Deferred salaries                                3,044,704      2,915,870
    Loans payable                                      533,490        452,890
    Convertible Debentures 8% (net)                    609,055        519,096
                                                    ----------      ---------
    Total Current Liabilities                        6,979,109      6,626,010
                                                     ----------      ---------

LONG TERM LIABILITY
    Deferred revenue-licenses                           10,915         11,242


STOCKHOLDERS' DEFICIENCY:
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 40,635,715
      shares at November 30, 2009 and
      41,761,715 at  August 31, 2009                   417,616        406,360
      Capital in excess of par value                19,386,775     19,293,602
      Stock subscription receivable                    (13,250)       (13,250)
      Accumulated Deficit                          (26,614,523)   (26,095,778)
                                                     ----------     ----------
    Total Stockholders' Deficiency                  (6,823,382)    (6,409,014)
                                                    ----------     ----------
                                                     $ 166,642      $  228,238
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Three Months
                                          Ended November 30,
                                           2009       2008
                                       ----------   ------
                                             (UNAUDITED)
SALES
    Sales  Product                     $   90,380   $ 179,446
    Licenses                                  -        75,335
                                       ----------   ---------

NET SALES                                  90,380     254,781
                                       ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                          98,583     187,668
    General and administrative            273,120     277,833
    Testing                                13,977      12,017
                                       ----------   ----------
                                          385,680     477,518
                                       ----------   ---------
LOSS FROM OPERATIONS                     (295,300)   (222,737)
                                       ----------   ----------
OTHER EXPENSES:
    Interest expense including
    $107,920 and $28,676 of equity
    based interest expense for the
    three months ended November 2009
    and 2008 respectively                 223,445     117,652
    Interest income                                       (18)

                                       ----------   ----------
TOTAL OTHER EXPENSES                      223,445     117,634
                                       -----------  ----------

LOSS BEFORE INCOME TAXES                 (518,745)   (340,371)

INCOME TAX BENEFIT                           -         21,453
                                       ----------   ----------
NET LOSS                               $ (518,745) $ (318,918)
                                       ==========   ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          41,198,490   40,273,465
                                       ==========   ==========

BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $   (.01)    $ (0.01)
                                       ==========   ==========







See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

                                                  For the Three Months
                                                   Ended November 30,
                                                    2009       2008
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                      $ (518,745)   (318,918)
   Adjustments to reconcile net loss to
        cash flows from operating activities:
        Amortization of interest expense for
        discount on note payable                      89,959      28,676
        Amortization of deferred revenue                (327)      (327)
        Equities issued as interest on current
        and past due loans payable                    17,961        -
        Warrants and stock issued for services and
        Vendor penalty payments                       36,468        -
        Changes in operating assets and liabilities

             Inventory                                16,691    107,673
             Accounts receivable                      46,626     35,811
             Prepaid and other expenses               (7,385)   (19,102)
             Accounts payable and accrued expenses    83,154    113,571
             Deferred salaries                       128,834     93,544

                                                   ----------    ---------
 Net cash flows from operating activities           (106,764)    40,928
                                                   ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                For the Three Months
                                                 Ended November 30,
                                                     2009          2008
                                                 ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
                                                  ----------   --------
Net cash flows from investment activities               -          -
                                                  ----------   ---------

CADH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock
   net of related expenses                          50,000        -

   Net proceeds from short term loans               80,600      (4,000)
   loans and advances (received) paid to
   stockholders                                    (29,500)    (38,343)
                                                 ----------   ----------
Net cash flows from financing activities           101,100     (42,343)
                                                 ----------   ----------
NET CHANGE IN CASH                                  (5,664)     (1,415))

CASH AT BEGINNING OF PERIOD                          6,089        2,334
                                                ----------    ----------
CASH AT END OF PERIOD
                                                 $     425    $     919
                                                ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                   $     -     $    29,490
                                              ==========      ==========

Income taxes paid (received)                    $     -       $ (21,423)
                                               ===========   ===========
Shares and warrants issued for interest,
penalties and services                          $  54,429          -
                                              ============   ============








See accompanying notes to financial statements

\






                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)

                            November 30, 2009
NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-K for the year ended August 31, 2009 (the 10-K) and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-K for the most recent fiscal year.

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

     Equity Based Compensation- Effective September 1, 2006, the Company adopted provisions and FASB guidance for recording equity based compensation.

The weighted average fair value of warrants and shares has been estimated on the date of grant using the Black-Scholes pricing model. There was $36,468 and $28,676 of expense recorded for the quarters ended November 30, 2009 and
Page 8






NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
November 30, 2009

November 30, 2008, respectively.

In accordance with SFAS 123, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the Three Months ended November 30,
                                                2009               2008

Risk free interest rate                          2.54%              2.76%
Expected life
Yrs                                              4.5                4.5
Dividend rate                                    0.0                0.0%
Expected volatility                             148% to 154%        211%


New Accounting Pronouncements

Revenue Recognition -Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition Multiple Deliverable Revenue Arrangements (Subtopic 605-25 ) Subtopic. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity?s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity s fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

We have reviewed the issued but not yet effective accounting pronouncements and have deemed such accounting pronouncements not to be relevant to the company and the adoption of such accounting pronouncements once effective will not have a material effective on the Company s financial statements

NOTE 4 - Management's Actions to Overcome Operating and Liquidity
Problems:

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





NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2009

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

NOTE 5 Other Debt:

In September 2009 the Company borrowed $33,000 from a qualified individual. The Company pledged the proceeds from the sale of the 2008 New Jersey tax loss carry forward. In conjunction with the above the Company issued five year warrants to purchase 50,000 shares of the Company s common stock at $.08 per share. The warrants vested immediately. The fair value of these warrants was $2,943 and has been expensed. In December 2009 the loan was repaid with the proceeds from the sale of the 2008 New Jersey tax loss carryforwards.

In November 2009 two qualified individuals loaned the Company a totalof $50,000 at the rate of 15%. In conjunction with the above the Company issued five year warrants to purchase 50,000 shares of the Company s common stock at $.12 and 15 per share. The warrants vested immediately. The fair value of these warrants was $5,557 and has been expensed.

NOTE 6- Equity Transactions

A recap of all the warrants were issued during the quarter are as follows:

Name            Issue Date    Exp Date  Warrants  Exercise Price   Purpose

Individual       Sept 09     Sept 2019   50,000     $.08         Debt costs
Investor         Oct 09      Oct 2011   300,000     $.0833       Equity raise
Individual (2)   Oct 09      Oct 2014    68,943     $.04-$.08    Services/Rent
Individual       Oct 09      Oct 2011    50,000     $.15         Debt costs
Individuals (2)  Nov 09      Nov 2014    17,000     $.12-$.15    Debt costs
Individuals      Nov 09      Nov 2014    50,000     $.10         Services

During the quarter ended November 30, 2009, 535,943 of warrants were issued to purchases shares of common stock and 200,000 of warrants to purchase common stock expired.

During the quarter ended November 30, 2009, the Company issued 525,550 shares for current and past services. The fair value of such shares was $31,902 and has been expensed.

During the quarter ended November 30, 2009, the Company raised $50,000 from the sale of 600,000 shares of common stock and 300,000 warrants with a two year term and an exercise price of $.0833 per share.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:
A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved. On December 18, 2009 a summary judgment was entered against the Company. The Company believes this lawsuit is without merit. The contract should have been voided for various reasons, and is vigorously disputing the claim.

                         NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             November 30, 2009

NOTE 8 - SUBSEQUENT EVENTS:

The Company has evaluated the subsequent disclosure through January 14 2010 For its adequacy.

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

COMPARISON THREE MONTHS ENDED NOVEMBER 30, 2009 AND NOVEMBER 30, 2008

Sales of $90,380 for the three months ended November 30, 2009 represented an decrease of 64.5% from the $254,781 for the comparable three-month period of the prior year. Cost of goods sold during the same period decreased from $187,668 to $98,583 resulting in a gross profit of $(8,203) compared to $ 67,113 in the prior year. Selling, general and administrative expenses for the three months ended November 30, 2009 were $273,120, representing a decrease of $4,713 or 1.7% from the $277,833 for the similar period of the prior year.

During the quarters ended November 30, 2009 and 2008 the Company realized approximately $-0- and $21,453 , respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that State.

LIQUIDITY AND CAPITAL RESOURCES
At November 30, 2009 the Company had cash a balance of $ 425.

The Company has deferred payment of $378,031 of the installments of the Chapter 11 liability to unsecured creditors that were due in installments through September 1999. In order to pay those liabilities and meet working capital needs until significant sales levels are achieved, the Company will continue to explore alternative sources of funding including exercise of warrants, bank and other borrowings, issuance of convertible debentures, issuance of common stock to settle debt, and the sale of equity securities in a public or private offering. There is no assurance that the Company will be successful in securing requisite financing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not issue or invest in financial instruments or derivatives For trading or speculative purposes. Substantially all of the operations of the Company are conducted in the United States, and as such are not subject to Material foreign currency exchange rate risk.


Item 4(t). CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the 1934 Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company Entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved. On December 18, 2009 a summary judgment was entered against the Company. The Company believes this lawsuit is without merit. The contract should have been voided for various reasons, and intends to vigorously dispute the claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2009 600,000 shares of common stock and 300,000 warrants exercisable at $.0833 were sold for $50,000. Proceeds were used for working capital purposes.

Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification

SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 18, 2010                NoFire Technologies, Inc.

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