Form 10-Q
period 2010-02-28
NOFIRE TECHNOLOGIES INC
filed 2010-04-16
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended February 28, 2010

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



State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 45,090,745 shares of Common Stock as of March 31, 2010.






Page 1






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-Q

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of February 28, 2010(unaudited)
         and August 31, 2009                                  3

         Statements of Operations for the Six Months
         and Three months ended February 28, 2010 and 2009
        (unaudited)                                           5

         Statements of Cash Flows for the
         Six Months ended February 28, 2010 and 2009
         (unaudited)                                          6

         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       11

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                         12

Item 4(t)  Controls and Procedures                           12


Part II - OTHER INFORMATION

Item 1.   Legal Proceeding                                   13

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                    13

Item 6.   Exhibits                                           13

          Signatures                                         13

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2


















              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                              February 28,  August 31,
                                                  2010         2009
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                        $ 30,469     $  6,089
    Accounts receivable - trade                   86,768       89,498
    Inventories                                  186,968       90,563
    Prepaid expenses and other current assets     13,325        4,848
                                               ---------    ----------
    Total Current Assets                         317,530      190,998
                                               ---------    ----------

OTHER ASSETS:
      Security deposits                           38,357       37,240

                                              ----------     ---------
                                               $ 355,887     $228,238
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                    February 28,   August 31,
                                                        2010         2009
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS' EQUITY
                     (DEFICIENCY)

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            2,314,816      2,170,975
    Loans and advances payable to
      stock holders                                    103,548        189,148
    Deferred salaries                                3,106,543      2,915,870
    Loans payable                                      486,163        452,890
    Convertible Debentures 8% (net)                    693,602        519,096
                                                    ----------      ---------
    Total Current Liabilities                        7,082,703      6,626,010
                                                     ----------      ---------

LONG TERM LIABILITY
    Deferred revenue-licenses                           10,588         11,242


STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 45,090,745
      shares at February 28, 2010 and
      41,761,715 at  August 31, 2009                   450,907        406,360
      Capital in excess of par value                19,909,902     19,293,602
      Stock subscription receivable                    (15,250)       (13,250)
      Accumulated Deficit                          (27,082,963)   (26,095,778)
                                                     ----------     ----------
    Total Stockholders' Equity (Deficiency)         (6,737,404)    (6,409,014)
                                                    ----------     ----------
                                                    $  355,887      $  228,238
                                                     ==========     ==========














See accompanying notes to financial statements


                                  Page 4





                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Six Months      For the Three Months
                                               Ended                     Ended
                                     February 28, February 29,  February 28, February 29,
                                           2010       2009        2010           2009
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)
SALES

    Product                            $ 381,962  $   74,833     $ 299,173   $  166,571
    Licenses                                 -       346,520           -           -
    Revenues                               8,680        -            1,088         -
                                        --------     ---------     ----------  ---------
NET SALES                                390,642      421,353       300,261     166,571
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
    Cost of sales                        197,829      247,791        99,246      60,242
    Research and development costs        29,462       22,684        15,485      10,666
    General and administrative (includes
    equity based compensation expense of
    $100,321 and $44,250 for the six
    months ended February 28, 2010 and
    February 28 2009 and $54,076 and
    $44,250 for the three months ended
    February 28, 2010 and February 28,
    2009)                                558,598      590,325       286,022      312,490
                                       ----------   ----------    -----------  ----------
                                         785,889      860,800       400,753      383,278
                                       ----------   ---------     -----------   ----------
LOSS FROM OPERATIONS                    (395,247)    (439,447)     (100,492)    (216,707)
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES:
    Interest expense (includes
    equity based interest expense of
    $426,195 and $100,503 for the six
    months ended February 28,2010 and
    February 28, 2009 and $326,562 and
    $71,827 for the three months ended
    February 28,2010 and February 28,
    2009)                                 633,430      286,187      409,984     168,566
                                        ----------   ----------    ------------  --------
LOSS BEFORE INCOME TAXES               (1,028,677)    (725,634)    (510,476)   (385,263)
INCOME TAX BENEFIT                         41,492       21,453       42,036         -
                                       ----------   ----------    ------------- ---------
NET LOSS                               $ (987,185)) $ (704,181)   $(468,440)   $(385,263)
                                       ==========   ==========    ============= ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING BASIC AND DILUTED       42,507,191   40,281,798     43,629,223  40,285,965
                                       ==========   ==========   ============= ==========
BASIC AND DILUTED EARNINGS LOSS
  PER COMMON SHARE                     $ (0.02)      $   (0.02)   $  (0.01)     $ (0.01)
                                       ==========   ==========   ============== =========





See accompanying notes to financial statements
      Page 5










                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the six Months
                                                       Ended
                                                February 28, February 28,
                                                    2010       2009
                                                 ---------    ---------
                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $  (987,185) $(704,181)
   Adjustments to reconcile net loss to
        cash flows from operating activities:
        Equity issued in exchange for services      100,321     44,250
        Warrants issued in exchange for debt
        Extension                                                  -
        Amortization of interest expense for
        Discount on notes payable                   174,506    100,503
        Equities issued as interest and beneficial
        Conversion features on current and past
        Due loans payable                           250,096        -
        Changes in operating assets and liabilities
             Amortization of deferred revenue          (654)      (654)
             Inventory                              (96,405)    72,764
             Accounts receivable                      2,730     60,817
             Prepaid and other expenses              (8,477)   (22,253)

             Accounts payable and accrued expenses  141,179    311,910
             Deferred salaries                      190,673    221,049
                                                ----------    ---------
 Net cash flows from operating activities          (233,176)    84,205
                                                ----------    ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                  For the six Months
                                                        Ended
                                                 February 28, February 28,
                                                     2010          2009
                                                 ---------     ---------
                                                    (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
   Security deposits                                 (1,117)      (174)
                                                  ----------   --------
Net cash flows from investment activities            (1,117)      (174)
                                                  ----------   ---------

CADH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock
     net of related expenses                       311,000       -
   Net proceeds (repayment of) short term loans     33,273    (26,848)
   Payments on advances from stockholders          (85,600)   (59,145)
                                                 ----------   ----------
Net cash flows from financing activities           258,673    (85,993)
                                                 ----------   ----------
NET CHANGE IN CASH                                  24,380     (1,962)

CASH AT BEGINNING OF PERIOD                          6,089      2,334
                                                ----------    ----------
CASH AT END OF PERIOD
                                              $     30,469     $  372
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                 $    9,026      $ 49,380
                                              ==========      ==========

Income taxes paid (received)                  $ (42,036)      $(21,453)
                                               ===========   ===========








See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2010
NOTE 1 - Basis of Presentation:

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

NOTE 2- Summary Of Significant Accounting Policies:

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

The weighted average fair value of warrants and shares has been estimated on the date of grant using the Black-Scholes pricing model. There was $100,321 and $44,250 of expense recorded for the six months ended February 28, 2010 and February 28,2009, respectively

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
February 28, 2010
 In accordance with SFAS 123, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                       For the six Months ended February 28,
                                                2010               2009

Risk free interest rate                         2.54%              1.67%
Expected life
Yrs                                              4.5                4.5
Dividend rate                                    0.0                0.0%
Expected volatility                             161%               234%


New Accounting Pronouncements -

Revenue Recognition -Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance for Revenue Recognition Multiple Deliverable Revenue Arrangements (Subtopic 605-25 ) Subtopic. This accounting standards update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entitys fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entitys fiscal year. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

We have reviewed the issued but not yet effective accounting pronouncements have deemed such accounting pronouncements not to be relevant or the adoption of such accounting pronouncements once effective will not have a material effective on the Companys financial statements

NOTE 3 - Managements Actions to Overcome Operating and Liquidity
Problems:

The Company's financial statements have been presented on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Companys viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and/or obtaining additional financing. Without achieving these, there is substantial doubt about the Companys ability to continue as a going concern.

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2010

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

NOTE 4  Other Debt:

In September 2009 the Company borrowed $33,000 from a qualified individual. The Company pledged the proceeds from the sale of the 2008 New Jersey tax loss carry forward.

In conjunction with the above the Company issued five year warrants to purchase 50,000 shares of the Companys common stock at $.08 per share.

The warrants vested immediately.

In December 2009 the loan was repaid with the proceeds of the sale.

In November 2009 two qualified individuals loaned the Company a total of $50,000 at the rate of 15%.

In conjunction with the above the Company issued five year warrants to purchase 50,000 shares of the Company s common stock at $.12 and $.15per share.

The warrants vested immediately.

In December 2009 a qualified individual loaned the Company a total of $75,000 at the rate of 15%.

In conjunction with the above the Company issued five year warrants to purchase 100,000 shares of the Company s common stock at $.11 per share.

The warrants vested immediately.

NOTE 5- Equity Transactions

Warrants were issued during the period as follows:
Type            Issue Date    Expiration Date Shares of Stock  Exercise Price

Investors (2)    October   08  October   13     1,504,436        $.30
Investors (2)    November  08  November  13       550,000        $.25-$.30
Individual       September 09  September 19       50,000        $.08
Investor         October   09  October   11       300,000        $.0833
Individual (5)   October   09  October   14       118,943        $.04-$.06
Individuals (3)  November  09  November  14        67.000        $.10-$.14
Individuals (2)  December  09  December  14        83,468        $.07-$.10
Employee s  (5)  December  09  December  14       700,000        $.08
Investors   (4)  December  09  December  11-14  1,141,250        $.08-$.11
Individuals(3)   January   10  January   15       472,071        $.06-$.10
Employee s  (4)  January   10  January   15-17  3,392,575        $.10
Investor s  (6)  January   10  January   12-15  2,011,399        $.06-$.10
Individual       February  10  February  15        39,666        $.105
Employee         February  10  February  15       125,000        $.10
Page 10
                         NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                             February 28, 2010

During the six months ended February 28, 2010 and February 28, 2009 362,000 and 970,000 warrants to purchase shares of the Company s common stock expired.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

 A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved. On December 18, 2009 a summary judgment was entered against the Company .The Company believes this lawsuit is without merit. The contract should have been voided for reason, and intends to vigorously dispute the claim.

NOTE 7 - SUBSEQUENT EVENTS:

The Company has evaluated the subsequent disclosure through April 16, 2010 For its adequacy.

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

The number of manufacturing and quality control employees will increase with increased production. The salaried administrative and marketing staff will be evaluated and may be increased to support sales and marketing initiatives. Additional support for direct sales is expected to be provided by independent commission agents or employees compensated principally by commission.
 Page 11

COMPARISON SIX MONTHS ENDED February 28, 2010 AND February 29, 2009:
Sales of $390,642 for the six months ended February 28, 2010 represented an decrease of 7.3% from the $421,353 for the comparable six-month period of the prior year. Cost of goods sold during the same period decreased from $247,791 to $197,829 resulting in a gross profit of $192,816 compared to $173,562 in the prior year. Selling, general and administrative expenses for the six months ended February 28, 2010 were $463,549, representing a decrease of $82,526 or 15.1% from the $546,075 of the similar period of the prior year.

COMPARISON THREE MONTHS ENDED February 28, 2010 and February 29, 2009:
Sales of $300,261 for the three months ended February 28, 2010 represented a increase of 80.5% from the $166,571 for the comparable three-month period of the prior year. Cost of goods sold during the same period increased from $60,122 to $99,246 resulting in a gross profit of $201,015 compared to $106,549 in the prior year. Selling, general and administrative expenses for the three months ended February 28, 2010 were $231,946 representing a decrease of $36,294 or 13.5 from the $268,240 of the similar period of the prior year.

During the periods ended February 28, 2010 and February 29, 2009, the Company realized approximately $41,492 and $21,453, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.


LIQUIDITY AND CAPITAL RESOURCES
At February 28, 2010 the Company had cash a balance of $ 30,469.

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

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report
Page 12


PART II. OTHER INFORMATION

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



Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period, 3,929,166 shares of common stock sold for $311,000. Proceeds were used for working capital.


Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification

SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2010                NoFire Technologies, Inc.

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