Form 10-Q
period 2010-05-31
NOFIRE TECHNOLOGIES INC
filed 2010-07-20
CIK 823070

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended May 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X]   NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                               Yes [ ] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ___Accelerated Filer___ Smaller Reporting Company [X} Non Accelerated Filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X}


State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 45,318,017 shares of Common Stock as of July 20, 2010.



Page 1






                    NOFIRE TECHNOLOGIES, INC.

                          FORM 10-Q

                             INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.  Financial Statements:

         Balance Sheets as of May 31, 2010(unaudited)
         and August 31, 2009                                  3

         Statements of Operations for the Nine Months
         and Three months ended May 31, 2010 and 2009
        (unaudited)                                           5

         Statements of Cash Flows for the
         Nine Months ended May 31, 2010 and 2009
         (unaudited)                                          6

         Notes to Unaudited Financial Statements              8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       12

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                         13

Item 4(t)  Controls and Procedures                           13


Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                  13

Item 2.   Unregistered Sales of Equity Securities and
          Use of Proceeds                                    13

Item 6.   Exhibits                                           13

          Signatures                                         14

         Certification of Financial Information       Exhibits 31.1 31.2

         Sarbanes-Oxley Act Section 906 Certification Exhibits 32.1 32.2










                                  Page 2


















              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      NOFIRE TECHNOLOGIES, INC.
                           BALANCE SHEETS



                                                 May 31,    August 31,
                                                  2010         2009
                                              -----------   ----------
                                               (UNAUDITED)

              ASSETS

CURRENT ASSETS:
    Cash                                        $  3,067     $  6,089
    Accounts receivable - trade                  116,770       89,498
    Inventories                                  104,732       90,563
    Prepaid expenses and other current assets     10,089        4,848
                                               ---------    ----------
    Total Current Assets                         234,658      190,998
                                               ---------    ----------

OTHER ASSETS:
      Security deposits                           38,357       37,240

                                              ----------     ---------
                                               $ 273,015     $228,238
                                              ==========    ==========













See accompanying notes to financial statements
                                 Page 3




NOFIRE TECHNOLOGIES, INC.
BALANCE SHEETS

                                                       May 31,    August 31,
                                                        2010         2009
                                                   -----------    ----------
                                                   (UNAUDITED)

        LIABILITIES AND STOCKHOLDERS'
                 DEFICIENCY

CURRENT LIABILITIES:
    Settled liabilities                             $  378,031     $  378,031
    Accounts payable and accrued expenses            2,450,733      2,170,975
    Loans and advances payable to
      stockholders                                      72,348        189,148
    Deferred salaries                                3,217,350      2,915,870
    Loans payable                                      538,363        452,890
    Convertible Debentures 8% (net)                    693,602        519,096
                                                    ----------      ---------
    Total Current Liabilities                        7,350,427      6,626,010
                                                     ----------      ---------

LONG TERM LIABILITY
    Deferred revenue-licenses                           10,261         11,242


STOCKHOLDERS' DEFICIENCY:
    Common stock $.01 par value:
      Authorized - 150,000,000 shares
      issued and outstanding 45,318,017
      shares at May 31, 2010 and
      41,761,715 at  August 31, 2009                   453,180        406,360
      Capital in excess of par value                19,995,523     19,293,602
      Stock subscription receivable                    (15,250)       (13,250)
      Accumulated Deficit                          (27,521,126)   (26,095,778)
                                                     ----------     ----------
    Total Stockholders'  Deficiency               (7,087,673)    (6,409,014)
                                                    ----------     ----------
                                                    $  273,015     $  228,238
                                                     ==========     ==========














See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF OPERATIONS

                                         For the Nine Months      For the Three Months
                                               Ended                     Ended
                                         May 31,    May 31,       May 31,      May 31,
                                           2010       2009        2010           2009
                                       ----------   ------       ------         ------
                                             (UNAUDITED)              (UNAUDITED)
SALES

    Product                            $ 659,481   $  462,528     $ 277,519    $ 226,762
    Revenues                              12,334      185,586         3,654         -
                                          --------     ---------     ----------  ---------
NET SALES                                671,815      648,114       281,173      226,762
                                       ----------   ---------     ----------   ----------
COSTS AND EXPENSES:
   Cost of sales                         377,593     362,960        179,763      115,169
   Research and development costs         43,534      35,818         14,072       13,133
   General and administrative (includes
   equity based compensation expense of
   $103,766 and $ 44,250 for the nine
   months ended  May 31, 2010 and 2009
   and $8,717 and $-0- for the three
   months ended  May 31, 2010) and 2009   925,996   1,008,601        367,378     418,276
                                       ----------   ----------    -----------  ----------
                                        1,347,123   1.407,379        561,213     546,578
                                       ----------   ---------     -----------   ----------
LOSS FROM OPERATIONS                    (675,308)   (759,265)       (280,040)   (319,816)
                                       ----------   ----------    -----------   ----------
OTHER EXPENSES:
   Interest expense (includes
   equity based interest expense of
   $483,002 and $175,352 for the nine
   months ended May 31, 2010 and 2009
   and $54,831 and $72,850 for the three
   months ended May 31,2010 and 2009)     791,532     445,371        158,102     159,184
                                        ----------   ----------    -----------  ---------
LOSS BEFORE INCOME TAXES               (1,466,840)  (1,204,636)     (438,142)   (479,000)
DEFERRED INCOME TAX BENEFIT                41,492       21,453          -          -
                                       ----------   ----------    -----------  ----------
NET LOSS                              $(1,425,348) $(1,183,183)    $(438,142)  $(479,000)
                                       ==========   ==========    ===========  ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING basic & diluted         43,304,965    39,936,235     45,147,499  40,298,464


  PER COMMON SHARE                     $ (0.03)      $ (0.03)       $ (0.01)      $(0.01)






See accompanying notes to financial statements

                   NOFIRE TECHNOLOGIES, INC.
                   STATEMENTS OF CASH FLOWS

                                                  For the nine Months
                                                       Ended
                                                   May 31,     May 31,
                                                    2010        2009
                                                 ---------    ---------
                                                        (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                    $ (1,425,348)  $(1,183,183)
   Adjustments to reconcile net loss to
        cash flows from operating activities:
        Equity issued in exchange for services      107,894        44,250
        Warrants issued in exchange for debt
        Extension                                                  -
        Amortization of interest expense for
        Discount on notes payable                   174,506       173,353
        Equities issued as interest and beneficial
        Conversion features on current and past
        Due loans payable                           308,427          -
        Changes in operating assets and liabilities
             Amortization of deferred revenue          (981)        (981)
             Inventory                              (14,169)      72,764
             Accounts receivable                    (27,272)      39,531
             Prepaid and other expenses              (5,241)      (5,496)

             Accounts payable and accrued expenses  273,856      339,214
             Deferred revenue                                     70,311
             Deferred salaries                      301,480      362,670
                                                ----------     ---------
 Net cash flows used in operating activities       (306,848)     (87,567)
                                                ----------      ---------


See accompanying notes to financial statements

NOFIRE TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS


                                                  For the nine Months
                                                        Ended
                                                    May 31,     May,31
                                                    2010          2009
                                                 ---------     ---------
                                                        (UNAUDITED)
CASH FLOWS FROM INVESTING ACTIVITIES
   Security deposits                                 (1,117)      (174)
                                                  ----------   --------
Net cash flows used in investment activities         (1,117)      (174)
                                                  ----------   ---------

CADH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of common stock
     net of related expenses                      336,000        -
   Payment on short term loans                   (116,800)       -
   Net proceeds (repayment of) short term loans    85,743      169,532
   Payments on advances from stockholders            -         (76,121)
                                                 ----------   ----------
Net cash flows provided by financing activities   304,943       93,411
                                                 ----------   ----------
NET CHANGE IN CASH                                 (3,022)       5,670

CASH AT BEGINNING OF PERIOD                         6,089        2,334
                                                ----------    ----------
CASH AT END OF PERIOD
                                              $     3,067       $8,004
                                                ==========    ==========


SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                 $   7,875        $ 49,380
                                              ==========      ==========

Income taxes paid (received)                  $ (42,036)      $(21,453)
                                               ===========   ===========








See accompanying notes to financial statements

                        NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                              May 31, 2010
NOTE 1 - Basis of Presentation:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Company's Form 10-K for the year ended August 31, 2010 (the 10-K) and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

The weighted average fair value of warrants and shares has been estimated on the date of grant using the Black-Scholes pricing model. There was $103,766 and $44,250 of expense recorded for the nine months ended May 31, 2010 and May 31,2009, respectively


In accordance with fasb guidance, the fair value of each warrant grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

NOFIRE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENT
(Unaudited)
May 31, 2010


                                       For the nine Months ended May 31,
                                                2010               2009

Risk free interest rate                         2.54%              2,76%
Expected life
Years                                           4.75                 5
Dividend rate                                    0.0                0.0%
Expected volatility                            149% to 164%          311%


New Accounting Pronouncements -

We have reviewed the issued but not yet effective accounting pronouncements and have deemed such accounting pronouncements not to be relevant or the adoption of such accounting pronouncements once effective will not have a material effect on the Company s financial statements.

NOTE 3 : Management s Actions to Overcome Operating and Liquidity
Problems:

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company s viability as a going concern is dependent upon its ability to achieve profitable operations through increased sales and/or obtaining additional financing. Without achieving these, there is substantial doubt about the Company s ability to continue as a going concern.

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



NOTE 4  Other Debt:

In September 2009 the Company borrowed $33,000 from an accredited investor. The Company pledged the proceeds from the sale of the 2008 New Jersey tax loss carry forward.

In conjunction with the above the Company issued five year warrants to purchase 50,000 shares of the Company s common stock at $.08 per share. These warrants vested immediately.

NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                               May 31, 2010

In December 2009 the loan was repaid with the proceeds of the sale.

In November 2009 two accredited investors loaned the Company a total of $50,000, which bear interest at the rate of 15% per annum.

In conjunction with the above the Company issued five year warrants to purchase 50,000 shares of the Company s common stock at $.12 and $.15 per share.
The warrants vested immediately.

In December 2009 an accredited investor loaned the Company a total of $75,000, which bears interest at the rate of 15%, per annum.

In conjunction with the above the Company issued five year warrants to purchase 100,000 shares of the Company s common stock at $.11 per share. These warrants vested immediately.

In May 2010 an accredited investor loaned the Company a total of $25,000, which bears interest at the rate of 15%, per annum.

In conjunction with the above the Company issued five year warrants to purchase 33,333 shares of the Company s common stock at $.11 per share. These warrants vested immediately.

On May 21, 2010 the Company entered into a Short Term Preferred Note Preferred Note with periodic draws available from May 21 to July 1, 2010, totaling $200,000. This Preferred Note bears interest at 2% per month and is due October 21, 2010. As further consideration for entering into this arrangement the Company is obligated to pay $25,000 in origination fees and issued to the note holders 750,000 warrants exercisable at $0.113 per share, which were valued at $73,103 and will be expensed over the term of such arrangement. These note holders also require other loans in the amount of $11,000 to be repaid prior to the maturity of the Preferred Note. The chairman has pledged either 1,000,000 shares of stock or 2,000,000 warrants as security if the Company defaults on the terms of this Preferred Note. Further restrictions on the operations of the Company with regards to this arrangement, while the debt remains outstanding, there are prohibitions against paying salaries in arrears, repayment of any other existing note holder debts, issuance of any additional notes or borrow money from any source, grant additional stock or warrants to any creditor, past or present employee or director without prior written approval. The Company, however, may issue shares and warrants to obtain cash at the prevailing market price of such stock.

                         NOFIRE TECHNOLOGIES, INC.
                    NOTES TO THE FINANCIAL STATEMENTS
                               (Unaudited)
                              May 31, 2010
NOTE 5- Equity Transactions
Warrants were issued during the period as follows:

Type          Issue Date  Expiration Date Shares issued   ExercisePrice Purpose
Investors(2)   October   08  October   13     1,504,436     $.30         {A}
Investors(2)   November  08  November  13       550,000     $.25-$.30    {A}
Individual     September 09  September 19       50,000      $.08         {B}
Investor       October   09  October   11       300,000     $.0833       {A}
Individual(5)  October   09  October   14       118,943     $.04-$.06    {C}{D}
Individual(3)  November  09  November  14        67.000     $.10-$.14    {B}
Individuals(2) December  09  December  14        83,468     $.07-$.10    {C)
Employee s(5)  December  09  December  14       700,000     $.08         (E)
Investors (4)  December  09  December  11-14  1,141,250     $.08-$.11    (A)
Individual(3)  January   10  January   15       472,071     $.06-$.10    (C)
Employee s(4)  January   10  January   15-17  3,392,575     $.10         (E)
Investor s 6)  January   10  January   12-15  2,011,399     $.06-$.1     (A)
Individual     February  10  February  15        39,666     $.105        (C)
Employee       February  10  February  15       125,000     $.10         (E)
Individual     March     10  March     15        17,772     $.11         (C)
Individuals(2) April     10  April     15        33,500     $.11         (C)
Employee s(3)  May       10   May      15        65,000     $.11         (E)
Employee       May       10   May      15       113,636     $.11         (E)
Individual(3)  May       10   May      15       508,333     $.11-$.113   (C)
{A} Equity Raise
{B} Debt Cost
{C} Services
{D} Rent
{E} Compensation
During the nine months ended May 31, 2010 and May 31, 2009 479,500 and 1,090,000 warrants to purchase shares of the Company s common stock expired.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

 A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved. On December 18, 2009 a summary judgment was entered against the Company . The lawsuit was settled on 5/12/2010 for $50,000 payable $5,000 per month beginning 7/1/2010

NOTE 7 - SUBSEQUENT EVENTS:
On May 21, 2010 the Company entered into a Short Term Preferred Note Preferred Note with periodic draws available from May 21 to July 1, 2010, totaling $200,000. This Preferred Note bears interest at 2% per month and is due October 21, 2010. As further consideration for entering into this arrangement the Company is obligated to pay $25,000 in origination fees and issued to the note holders 750,000 warrants exercisable at $0.113 per share, which were valued at $73,103 and will be expensed over the term of such arrangement. These note holders also require other loans in the amount of $11,000 to be repaid prior tothe maturity of the Preferred Note. The chairman has pledged either 1,000,000 shares of stock or 2,000,000 warrants as security if the Company defaults on the terms of this Preferred Note. Further restrictions on the operations of the Company with regards to this arrangement, while the debt remains outstanding, prohibitions against from paying salaries in arrears, repayment of any other existing note holder debts, issuance of any additional notes or borrow money from any source, grant additional stock or warrants to any creditor, past or Page 11 present employee or director without prior written approval. The Company may issue shares and warrants to obtain cash at the prevailing market price of such stock.



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

COMPARISON NINE MONTHS ENDED May 31, 2010 AND May 31, 2009:
Sales of $671,815 for the nine months ended May 31 2010 represented an increase of 3.6% from the $648,114 for the comparable nine-month period of the prior year. Cost of goods sold during the same period increased from $362,960 to $377,593 resulting in a gross profit of $294,222 compared to $285,154 in the prior year. Selling, general and administrative expenses for the nine months ended May 31 were $925,996, representing a decrease of $82,605 or 9% from the $1,008,601 of the similar period of the prior year. Equity based compensation expense of $103,766 increased by $68,233 from the comparable period of the prior year

COMPARISON THREE MONTHS ENDED May 31 2010 and May 31 2009:
Sales of $281,173 for the three months ended May 31 represented a increase of 24.0% from the $226,762 for the comparable three-month period of the prior year. Cost of goods sold during the same period increased from $115,169 to $179,763 resulting in a gross profit of $101,410 compared to $106,449 in the prior year. Selling, general and administrative expenses for Page 12 the three months ended May 31 2010 were $367,398 representing a decrease of $50,878 or 12.1% from the $418,276 of the similar period of the prior year. Equity based compensation expense was $8,717 for the three months ended May 31, 2010 compared to $44,250 for the comparable prior year period.

During the periods ended May 31, 2010 and May 31, 2009, the Company realized approximately $41,492 and $21,453, respectively, through the sale of a portion of its New Jersey Net Operating Loss Carry Forward under a program sponsored by that state.

LIQUIDITY AND CAPITAL RESOURCES
At May 31, 2010 the Company had cash a balance of $3,067.

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

Item 1. Legal Proceedings

A complaint was filed in the Superior Court of New Jersey, Law Division, Bergen County on May 27, 2008. It is alleged by the plaintiff that the Company entered into a contract with Otis and June Hastings and $250,000 remains due and owing under said contract. The Company maintains that it has fully satisfied the terms of the contract, including all monetary obligations. On December 10, 2008 a mediation was held but the case was not resolved. On December 18, 2009 a summary judgement was entered against the Company The lawsuit was settled on 5/12/2010 for $50,000 ($5,000 per month beginning 7/1/2010).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period, 4,156,438 shares of common stock sold for $334,000. Proceeds were used for working capital.

Item 6.  EXHIBITS

Exhibits 31.1 31.2 Certification of Financial Information
Exhibit 32.1 32.2 Sarbanes-Oxley Act Section 906 Certification






Page 13

SIGNATURES
In accordance with the requirements of the 1934 Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 20, 2010                NoFire Technologies, Inc.

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